Form 10-Q
period 1995-06-30
IEA INCOME FUND XII LP
filed 1995-08-11
CIK 879045

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                         ------   ------

                         Commission file number 1-11780

                           IEA INCOME FUND XII, L.P.
             (Exact name of registrant as specified in its charter)


           California                                           94-3143940
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         444 Market Street, 15th Floor, San Francisco, California 94111
         (Address of principal executive offices)               (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X    .  No           .
                                               ---------      ----------

                           IEA INCOME FUND XII, L.P.

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1995

                               TABLE OF CONTENTS


                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994                           2

           Statements of Operations for the three and six months ended June 30, 1995 and 1994         3
           (unaudited)

           Statements of Cash Flows for the six months ended June 30, 1995 and 1994                   4
           (unaudited)

           Notes to Financial Statements (unaudited)                                                  5

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                 7
           Operations


PART II - OTHER INFORMATION

  Item 5.  Other Materially Important Events                                                          9

  Item 6.  Exhibits and Reports on Form 8-K                                                           9

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1995 and December 31, 1994, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994.

                           IEA INCOME FUND XII, L.P.

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                                   June 30,         December 31,
                                                                     1995               1994
                                                                 -----------        ------------
                  Assets
                  ------
Current assets:
   Cash, includes $981,000 at June 30, 1995 and $475,530
      at December 31, 1994 in interest-bearing accounts          $   997,491        $   485,789
   Short-term investments                                          1,600,000          1,675,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                              1,340,697          1,417,270
                                                                 -----------        -----------

           Total current assets                                    3,938,188          3,578,059
                                                                 -----------        -----------

Container rental equipment, at cost                               63,565,878         63,648,667
   Less accumulated depreciation                                  10,583,706          8,761,517
                                                                 -----------        -----------
      Net container rental equipment                              52,982,172         54,887,150
                                                                 -----------        -----------

Organizational costs, net                                            507,318            627,887
                                                                 -----------        -----------

                                                                 $57,427,678        $59,093,096
                                                                 ===========        ===========

     Liabilities and Partners' Capital
     ---------------------------------

Current liabilities:
   Accrued expenses                                              $   430,500        $   446,500
   Due to general partner (notes 1 and 3)                          1,628,382          1,975,382
                                                                 -----------        -----------

           Total current liabilities                               2,058,882          2,421,882
                                                                 -----------        -----------

Partners' capital (deficit):
   General partner                                                   (55,461)           (55,052)
   Limited partners                                               55,424,257         56,726,266
                                                                 -----------        -----------

           Total partners' capital                                55,368,796         56,671,214
                                                                 -----------        -----------

                                                                 $57,427,678        $59,093,096
                                                                 ===========        ===========





        The accompanying notes are an integral part of these statements.

                           IEA INCOME FUND XII, L.P.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                        Three Months Ended             Six Months Ended
                                                     -----------------------       -----------------------
                                                       June 30,    June 30,         June 30,     June 30,
                                                        1995         1994             1995         1994
                                                     ----------   ----------       ----------   ----------
Net lease revenue (notes 1 and 4)                    $2,200,238   $2,008,438       $4,349,181   $4,333,622

Other operating expenses:
  Depreciation                                          987,389      988,312        1,967,983    1,976,353
  Other general and administrative expenses              40,796       46,597           70,834       75,415
                                                     ----------   ----------       ----------   ----------
                                                      1,028,185    1,034,909        2,038,817    2,051,768
                                                     ----------   ----------       ----------   ----------
    Earnings from operations                          1,172,053      973,529        2,310,364    2,281,854

Other income:
  Interest income                                        36,435       16,789           72,995       32,326
  Net gain on disposal of equipment                      10,422       31,120           12,743       45,971
                                                     ----------   ----------       ----------   ----------
                                                         46,857       47,909           85,738       78,297
                                                     ----------   ----------       ----------   ----------
    Net earnings                                     $1,218,910   $1,021,438       $2,396,102   $2,360,151
                                                     ==========   ==========       ==========   ==========
Allocation of net earnings:

  General partner                                    $   96,477   $  105,091       $  184,517   $  193,912
  Limited partners                                    1,122,433      916,347        2,211,585    2,166,239
                                                     ----------   ----------       ----------   ----------
                                                     $1,218,910   $1,021,438       $2,396,102   $2,360,151
                                                     ==========   ==========       ==========   ==========
Limited partners' per unit share of net earnings     $      .32   $      .26       $      .63   $      .62
                                                     ==========   ==========       ==========   ==========




        The accompanying notes are an integral part of these statements.

                           IEA INCOME FUND XII, L.P.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                      Six Months Ended
                                                                ----------------------------
                                                                  June 30,         June 30,
                                                                    1995             1994
                                                                -----------      -----------
Net cash provided by operating activities                       $ 4,452,088      $ 3,979,898

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment                   89,905           45,145
  Purchases of container rental equipment                           (56,925)         (19,600)
  Acquisition fees paid to general partner                         (349,846)        (302,552)
                                                                -----------      -----------

           Net cash used in investing activities                   (316,866)        (277,007)
                                                                -----------      -----------

Cash flows used in financing activities:
  Distribution to partners                                       (3,698,520)      (3,698,520)
                                                                -----------      -----------

Net increase in cash and cash equivalents                           436,702            4,371

Cash and cash equivalents at January 1                            2,160,789        2,200,279
                                                                -----------      -----------

Cash and cash equivalents at June 30                            $ 2,597,491      $ 2,204,650
                                                                ===========      ===========





        The accompanying notes are an integral part of these statements.

                           IEA INCOME FUND XII, L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      JUNE 30, 1995 AND DECEMBER 31, 1994


(1)  Summary of Significant Accounting Policies

     (a)  Nature of Operations

          IEA Income Fund XII, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of California on August 28, 1991 for the purpose of owning and leasing marine cargo containers. Cronos Capital Corp. ("CCC") is the general partner and, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

     (b)  Leasing Company and Leasing Agent Agreement

          The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

     (c)  Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.

     (d)  Financial Statement Presentation

          These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.




        The accompanying notes are an integral part of these statements.

                           IEA INCOME FUND XII, L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1995 and December 31, 1994 were as follows:

                                                                June 30,        December 31,
                                                                  1995              1994
                                                               ----------       ------------
           Lease receivables, net of doubtful accounts
              of $346,140 at June 30, 1995 and $261,827 at
              December 31, 1994                                $2,719,193        $3,020,391
           Less:
           Direct operating payables and accrued expenses         820,014           677,781
           Damage protection reserve                              237,729           179,328
           Base management fees                                   320,753           578,169
           Reimbursed administrative expenses                         -             167,843
                                                               ----------        ----------
                                                               $1,340,697        $1,417,270
                                                               ==========        ==========


(3)  Due to General Partner

     The amounts due to CCC at June 30, 1995 and December 31, 1994 consist of acquisition fees.

(4)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1995 and 1994 were as follows:

                                                      Three Months Ended            Six Months Ended
                                                   ------------------------     ------------------------
                                                    June 30,      June 30,       June 30,      June 30,
                                                      1995          1994           1995          1994
                                                   ----------    ----------     ----------    ----------
           Rental revenue                          $3,117,040    $2,871,868     $6,061,644    $5,943,784

           Rental equipment
             operating expenses                       545,283       453,384        967,609       848,861
           Base management fees                       206,321       257,631        417,321       410,895
           Reimbursed administrative expenses         165,198       152,415        327,533       350,406
                                                   ----------    ----------     ----------    ----------
                                                   $2,200,238    $2,008,438     $4,349,181    $4,333,622
                                                   ==========    ==========     ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1995 and December 31, 1994.

     At June 30, 1995, the Registrant's cash balances increased $436,702. During the first six months of 1995, the Registrant's collection of outstanding lease receivables and sales proceeds has been favorable, contributing to the aforementioned increase in cash and cash equivalents, and to a $76,573 decline in net lease receivables due from the Leasing Company. Additionally, direct operating payables and accrued expenses, a component of net lease receivables, increased $142,233. This increase results from a $78,113 increase in accrued operating expenses and a $64,120 increase in deferred revenue from advance billings to container lessees. The reserve for container repairs covered under the damage protection plan increased $58,401 as a result of an increase in the estimated repairs covered by the plan. The amount due to the General Partner declined $347,000, as the Registrant continued to make payments to the General Partner for acquisition fees deferred during the build-up phase of the Registrant's fleet and operations.

     During the first six months of 1995, the Registrant acquired 23 new twenty-foot dry cargo containers at an aggregate manufacturers' invoice cost of $56,925, replacing containers which had been lost or damaged beyond repair. The Registrant's cash balances at June 30, 1995 include additional sales proceeds from equipment disposals in the amount of approximately $49,000. The Registrant will use these sales proceeds in subsequent periods to purchase additional containers as a replacement for such lost or damaged containers.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1995 and the three and six-month periods ended June 30, 1994.

     During the three-month period ended June 30, 1995, the container leasing market remained consistent with market conditions that existed during the three-month period ended March 31, 1995. The Registrant continued to experience the ability to charge higher ancillary revenues, such as pick-up fees, and reduce incentives offered to ocean carriers. However, the Registrant remains cautious about any further improvement in market conditions during the remainder of 1995.

     The benefits of the improved market conditions experienced during the three and six-month periods ended June 30, 1995, as compared to the same periods in 1994, were partially offset by the effect of the Leasing Company's efforts to improve the credit quality of its customer portfolio. In many cases, lessees who maintain a strong credit history may command favorable lease terms including lower per-diem rental rates. Accordingly, average dry cargo container per-diem rental rates remained steady as compared to the same three and six-month periods in 1994, while an increasing proportion of the lessees within its portfolio shifted to larger, high credit quality lessees. However, the refrigerated container per-diem rental rates declined approximately 6% and 3% from the three and six month periods ended June 30, 1994, respectively, as many of the term leases originally entered into during the Registrant's initial year of operations have since been renewed at lower, current market rates. The Registrant expects to gain long term benefits from the improvement in the credit quality of its customers, as the allowance for doubtful accounts and related expenses should decline.

     The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1995 and 1994 were as follows:

                                                       Three Months Ended           Six Months Ended
                                                     ----------------------      ----------------------
                                                     June 30,      June 30,      June 30,      June 30,
                                                       1995          1994          1995          1994
                                                     --------      --------      --------      --------
         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))
               Dry cargo containers                   20,391       20,385         20,396        20,388
               Refrigerated cargo containers             815          815            815           815
         Average Utilization
               Dry cargo containers                       91%          90%            90%           89%
               Refrigerated cargo containers              99%         100%            99%           99%


     Rental equipment operating expenses increased 20% and 14% during the three and six-month periods ended June 30, 1995, respectively, as compared to the same periods in the prior year. These increases were attributable to costs associated with the recovery actions against the doubtful accounts of certain lessees, including container recovery expenses and the provision for doubtful accounts, as well as an increase in container repair and maintenance.

                          PART II - OTHER INFORMATION


Item 5.   Other Materially Important Events

          Equipment Acquisitions

          During the three-month period ended June 30, 1995, the Registrant purchased 23 twenty-foot dry containers at an average cost of $2,475 per container.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
                 27 - Financial Data Schedule

          (b) In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the three-month period ended June 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IEA INCOME FUND XII, L.P.

                                  By     Cronos Capital Corp.
                                         The General Partner



                                  By     /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer



Date:  August 10, 1995

                                 EXHIBIT INDEX



Exhibit
  No.                             Description
- -------                           -----------
  27                         Financial Data Schedule