Form 10-Q
period 1995-09-30
IEA INCOME FUND XII LP
filed 1995-11-13
CIK 879045

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______


                         Commission file number 0-21518

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
                                        ---       ---

                            IEA INCOME FUND XII, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS


                                                                                                               PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994                                   2

          Statements of Operations for the three and nine months ended September 30, 1995 and 1994                3
          (unaudited)

          Statements of Cash Flows for the nine months ended September 30, 1995 and 1994                          4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                               5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                              7
          Operations


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                                       9

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1995 and December 31, 1994, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994.

                            IEA INCOME FUND XII, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                         September 30,       December 31,
                                                                             1995                1994
                                                                         -------------       ------------

                  Assets
                  ------
Current assets:
   Cash, includes $665,667 at September 30, 1995 and $475,530
      at December 31, 1994 in interest-bearing accounts                  $     666,049      $     485,789
   Short-term investments                                                    2,130,000          1,675,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                        1,392,094          1,417,270
                                                                         -------------      -------------

           Total current assets                                              4,188,143          3,578,059
                                                                         -------------      -------------

Container rental equipment, at cost                                         63,358,177         63,648,667
   Less accumulated depreciation                                            11,867,687          8,761,517
                                                                         -------------      -------------
      Net container rental equipment                                        51,490,490         54,887,150
                                                                         -------------      -------------

Organizational costs, net                                                      447,034            627,887
                                                                         -------------      -------------

                                                                         $  56,125,667      $  59,093,096
                                                                         =============      =============


     Liabilities and Partners' Capital
     ---------------------------------
Current liabilities
   Accrued expenses                                                      $     430,500      $     446,500
   Due to general partner (notes 1 and 3)                                    1,253,382          1,975,382
                                                                         -------------      -------------

           Total current liabilities                                         1,683,882          2,421,882
                                                                         -------------      -------------

Partners' capital (deficit):
   General partner                                                            (33,002)           (55,052)
   Limited partners                                                         54,474,787         56,726,266
                                                                         -------------      -------------

           Total partners' capital                                          54,441,785         56,671,214
                                                                         -------------      -------------

                                                                         $  56,125,667      $  59,093,096
                                                                         =============      =============


        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        Three Months Ended               Nine Months Ended
                                                   ----------------------------     -----------------------------
                                                   September 30,  September 30,     September 30,   September 30,
                                                       1995           1994              1995            1994
                                                   -------------  -------------     -------------   -------------

Net lease revenue (notes 1 and  4)                $  2,249,891    $  2,125,176      $  6,599,072    $  6,458,798
Other operating expenses:
  Depreciation                                       1,382,410         987,294         3,350,393       2,963,647
  Other general and administrative expenses             11,864          35,275            82,698         110,690
                                                  ------------    ------------      ------------    ------------
                                                     1,394,274       1,022,569         3,433,091       3,074,337
                                                  ------------    ------------      ------------    ------------

    Earnings from operations                           855,617       1,102,607         3,165,981       3,384,461
Other income:
  Interest income                                       34,582          26,129           107,577          58,455
  Net gain on disposal of equipment                     32,049           8,581            44,792          54,552
                                                  ------------    ------------      ------------    ------------
                                                        66,631          34,710           152,369         113,007
                                                  ------------    ------------      ------------    ------------

    Net earnings                                  $    922,248    $  1,137,317      $  3,318,350    $  3,497,468
                                                  ============    ============      ============    ============
Allocation of net earnings:

  General partner                                 $    114,922    $     82,551      $    299,439    $    276,463
  Limited partners                                     807,326       1,054,766         3,018,911       3,221,005
                                                  ------------    ------------      ------------    ------------

                                                  $    922,248    $  1,137,317      $  3,318,350    $  3,497,468
                                                  ============    ============      ============    ============

Limited partners' per unit share of net earnings  $        .23    $        .30      $        .86    $        .92
                                                  ============    ============      ============    ============



        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                  Nine Months Ended
                                                                           ---------------------------------
                                                                           September 30,       September 30,
                                                                               1995                1994
                                                                           -------------       -------------

Net cash provided by operating activities                                  $  6,718,473        $ 5,988,303

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment                              246,338            142,497
  Purchase of container rental equipment                                        (59,771)           (19,600)
  Acquisition fees paid to general partner                                     (722,000)          (454,552)
                                                                           ------------        -----------

         Net cash used in investing activities                                 (535,433)          (331,655)
                                                                           ------------        -----------

Cash flows used in financing activities:
  Distribution to partners                                                   (5,547,780)        (5,547,780)
                                                                           ------------        -----------

Net increase in cash and cash equivalents                                       635,260            108,868

Cash and cash equivalents at January 1                                        2,160,789          2,200,279
                                                                           ------------        -----------

Cash and cash equivalents at September 30                                  $  2,796,049        $ 2,309,147
                                                                           ============        ===========



        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XII, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


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



                                                                     (Continued)

                            IEA INCOME FUND XII, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1995 and December 31, 1994 were as follows:

                                                                 September 30,    December 31,
                                                                     1995             1994
                                                                 -------------    ------------
           Lease receivables, net of doubtful accounts
              of $312,953 at September 30, 1995 and $261,827
              at December 31, 1994                               $  2,759,789     $  3,020,391
           Less:
           Direct operating payables and accrued expenses             756,192          677,781
           Damage protection reserve                                  247,994          179,328
           Base management fees                                       347,813          578,169
           Reimbursed administrative expenses                          15,696          167,843
                                                                 ------------     ------------

                                                                 $  1,392,094     $  1,417,270
                                                                 ============     ============


(3)  Due to General Partner

     The amounts due to CCC at September 30, 1995 and December 31, 1994 consist of acquisition fees.

(4)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1995 and 1994 was as follows:

                                                        Three Months Ended                Nine Months Ended
                                                  ------------------------------    ------------------------------
                                                  September 30,    September 30,    September 30,    September 30,
                                                      1995             1994             1995             1994
                                                  -------------    -------------    -------------    -------------

           Rental revenue                         $  3,138,632     $  3,115,543     $  9,200,276     $  9,059,327

           Rental equipment
             operating expenses                        486,440          632,356        1,454,049        1,481,217
           Base management fees                        212,659          179,384          629,980          590,279
           Reimbursed administrative expenses          189,642          178,627          517,175          529,033
                                                  ------------     ------------     ------------     ------------

                                                  $  2,249,891     $  2,125,176     $  6,599,072     $  6,458,798
                                                  ============     ============     ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1995 and December 31, 1994.

     During the first nine months of 1995, the Registrant's cash balances increased by $635,260 to $2,796,049. Additionally, the Registrant's collection of outstanding lease receivables and sales proceeds has been favorable, contributing to the aforementioned increase in cash and cash equivalents, and to a $25,176 decline in net lease receivables due from the Leasing Company. Direct operating payables and accrued expenses, a component of net lease receivables, increased $78,411. This increase results from a $60,393 increase in accrued operating expenses and an $18,018 increase in deferred revenue from advance billings to container lessees. The reserve for container repairs covered under the damage protection plan increased $68,666 as a result of an increase in the number of containers covered by the plan. The amount due to the General Partner declined $722,000, as the Registrant continued to make payments to the General Partner for acquisition fees deferred during the build-up phase of the Registrant's fleet and operations.

     During the first nine months of 1995, the Registrant acquired 23 new twenty-foot dry cargo containers at an aggregate manufacturers' invoice cost of $56,925, replacing containers which had been lost or damaged beyond repair. The Registrant's cash balances at September 30, 1995 include additional sales proceeds from equipment disposals in the amount of approximately $205,000. The Registrant will use these sales proceeds in subsequent periods to purchase additional containers as replacements for lost or damaged containers.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1995 and the three and nine-month periods ended September 30, 1994.

     Net lease revenue for the third quarter of 1995 was $2,249,891, an increase of 6% over the third quarter of 1994. Gross rental revenue (a component of net lease revenue) for the quarter was $3,138,632, as compared to $3,115,543 for the same period last year. For the first nine months of 1995, net lease revenue was $6,599,072, an increase of 2% when compared to the first nine months of 1994. Gross rental revenue increased 2% to $9,200,276 over the same nine-month period.

     Gross rental revenue increased slightly when compared to the same three and nine-month periods in the prior year, as the Registrant continued to recognize higher ancillary revenues, such as pick-up and drop-off charges. These ancillary revenues helped to offset the effects of a slightly smaller fleet size and stable utilization rates. However, competitive pressures within the container leasing market, as well as the Leasing Company's efforts to improve the credit quality of its customer portfolio, combined to create a resistance to higher average dry cargo container per-diem rental rates. Accordingly, these rates remained relatively stable when compared to the same periods in the prior year. The Registrant expects to gain long-term benefits from the improvement in the credit quality of this customer portfolio, as the allowance for doubtful accounts and related expenses should decline. However, average refrigerated container per-diem rental rates declined approximately 3% when compared to the same the three and nine-month periods ended September 30, 1994, as many of the term leases originally entered into during the Registrant's initial year of operations have since been renewed at lower, current market rates.

     The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1995 and 1994 were as follows:

                                                               Three Months Ended                  Nine Months Ended
                                                         -------------------------------     ------------------------------
                                                         September 30,     September 30,     September 30,    September 30,
                                                             1995              1994              1995             1994
                                                         -------------     -------------     -------------    -------------
         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))
               Dry cargo containers                         20,340            20,368            20,379           20,381
               Refrigerated containers                         815               815               815              815
         Average Utilization
               Dry cargo containers                             89%               91%               90%              90%
               Refrigerated containers                          95%               99%               98%              99%


     During the third quarter of 1995, the container leasing market began to experience the effects of increasingly competitive market conditions, including, but not limited to, a resistance to higher per-diem rental rates, slightly lower utilization rates resulting from an expanding supply of marine cargo containers within the container industry, and the economic condition of the shipping industry, which has experienced a current trend toward consolidation. Accordingly, the Registrant expects a stable container leasing market during the remainder of 1995 and first half of 1996.

     Declines in the provision for repairs covered by the damage protection plan, and the provision for doubtful accounts, were contributing factors to declines in rental equipment operating expenses of 23% and 2%, when compared to the same three and nine-month periods ended September 30, 1994, respectively.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Number                       Description                       Method of Filing
              ------                       -----------                       ----------------
                27                   Financial Data Schedule            Filed with this Document


          (b) There were no reports on Form 8-K during the three-month period ended September 30, 1995.

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



                                   IEA INCOME FUND XII, L.P.

                                   By   Cronos Capital Corp.
                                        The General Partner



                                   By    /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer



Date:  November 13, 1995

                                  EXHIBIT INDEX


         Exhibit
           No.                                               Description
         -------                                             -----------

           27                                          Financial Data Schedule