Form 10-K405
period 1995-12-31
IEA INCOME FUND XII LP
filed 1996-03-28
CIK 879045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934 $ 250.00

                   For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from ______ to ______.
                         Commission file number 0-21518

                            IEA INCOME FUND XII, L.P.
             (Exact name of registrant as specified in its charter)

        California                                     94-3143940
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         444 Market Street, 15th Floor, San Francisco, California     94111
               (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code (415) 677-8990
          Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange on
Title of each class                                   which registered
-------------------                                   ----------------

 Not Applicable
-------------------                                   ----------------

          Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTERESTS
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.


                                     Documents Incorporated by Reference

PART I

Item 1 - Business        Prospectus of IEA Income Fund XII, L.P., dated December
                         2,1991 included as part of Registration Statement on Form S-1 (No. 33-42697)

                         Certificate of Limited Partnership of IEA Income Fund XII, L.P., filed as Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

                         Form of Leasing Agent Agreement with Cronos Containers Limited, filed as Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

                         PART I - FINANCIAL INFORMATION

Item 1. Business

    (a)  General Development of Business

    The Registrant is a limited partnership organized under the laws of the State of California on August 28, 1991, for the purpose of owning and leasing marine cargo containers, special purpose containers and container related equipment. The Registrant was initially capitalized with $100, and commenced offering its limited partnership interests to the public subsequent to December 2, 1991, pursuant to its Registration Statement on Form S-1 (File No. 33-42697). The Registrant had no securities holders as defined by the Securities and Exchange Act of 1934 as of December 31, 1991. The offering broke initial impound on January 31, 1992. The offering terminated on November 30, 1992.

    The Registrant raised $70,271,880 in subscription proceeds. The following table sets forth the use of said subscription proceeds:

                                                                   Percentage of
                                                     Amount        Gross Proceeds
                                                     ------        --------------

          Gross Subscription Proceeds              $70,271,880        100.0%

          Public Offering Expenses:
              Underwriting Commissions             $ 7,027,188         10.0%
              Offering and Organization Expenses   $ 1,205,691          1.7%
                                                   -----------        -----

              Total Public Offering Expenses       $ 8,232,879         11.7%
                                                   -----------        -----

          Net Proceeds                             $62,039,001         88.3%

          Acquisition Fees                         $   606,788          0.9%

          Working Capital Reserve                  $   753,431          1.1%
                                                   -----------        -----

          Gross Proceeds Invested in Equipment     $60,678,782         86.3%
                                                   ===========        =====

    The general partner of the Registrant is Cronos Capital Corp. ("CCC"), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of Cronos Investments B.V., a Dutch company. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg ("Holding Company") and are collectively referred to as the "Group". The activities of the container division of the Group are managed through the Group's subsidiary in the United Kingdom, Cronos Containers Limited ("the Leasing Company"). The Leasing Company manages the leasing operations of all equipment owned or managed by the Group on its own behalf or on behalf of other third-party container owners, including all other programs organized by CCC.

    On January 1, 1992, the Leasing Company entered into a Leasing Agent Agreement with the Registrant assuming the responsibility for all container leasing activities.

    For information concerning the containers acquired by the Registrant, see
Item 2, "Properties."

    (b) Financial Information About Industry Segments

    Inapplicable.

    (c) Narrative Description of Business

    (c)(1)(i) A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss from damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization ("ISO") in 1968. The standard container is either 20' long x 8' wide x 8'6" high (one twenty-foot equivalent unit ("TEU"), the standard unit of physical measurement in the container industry) or 40' long x 8' wide x 8'6" high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired effectively throughout the world. This standardization is the foundation on which the container industry has developed.

    Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel. They are constructed to carry a wide variety of cargos ranging from heavy industrial raw materials to lightweight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods and tank containers for the carriage of liquid cargo. Dry cargo containers constitute approximately 85% of the worldwide container fleet. Refrigerated and tank containers constitute approximately 7% of the worldwide container fleet, with open-tops and other specialized containers constituting the remainder.

    One of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including truck, railway and ship. Containers require loading and unloading only once and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs and losses due to damage and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port and reduces the transit time of freight moves.

    The logistical advantages and reduced freight rates brought about by containerization have been a major catalyst for world trade growth during the last twenty-five years, which in turn has generated increased demand for containerization. The world container fleet has grown from an estimated 270,000 TEU in 1969 to 9,198,000 TEU at the end of 1995, and according to recent industry data, growth of containerized shipping since 1987 has generally averaged two to three times that of average GDP growth in industrialized countries.

    The Registrant believes that growth of containerization will continue to outpace GDP growth and the growth in world trade over the next five years for the following reasons:

    - Lower freight rates resulting from containerization are generating new cargos that previously were not economical to export. Containerization provides inexpensive, timely and secure transport to manufacturers allowing them to take advantage of regional opportunities in technology or labor, and to move products to different locations at various stages of production;

    - Intermodal traffic is expected to continue to grow, and industrialized countries are continuing to improve intermodal infrastructure (i.e., railways, roads and ports);

    - Shippers continue to demand transportation of cargo by containers rather than break-bulk;

    - Countries with rapidly-growing economies in emerging markets are continuing to build new container port facilities that accommodate an increased flow of containerized trade; and

    - Recent trade agreements, such as the North American Free Trade Agreement ("NAFTA") and the General Agreement on Tariffs and Trade ("GATT"), should further stimulate world trade, and, therefore containerized trade.

    The container leasing industry has been a significant contributor to the growth of containerization, and, in 1995, had an approximately 47% share of the total world container fleet with ocean carriers holding most of the remainder. To an ocean carrier, the primary benefits of leasing rather than owning containers are the following:

    - Reduced Capital Expenditures. Leasing is an attractive option to ocean carriers because ownership of containers requires significant capital expenditures. Carriers constantly evaluate their investment strategy, with container purchasing competing directly with other expenditure requirements, such as ship purchases, ship conversions and terminal improvements. Container leasing allows ocean carriers to invest capital in assets that are more central to their business.

    - Improved Asset Management. Trade flow imbalances and seasonal demands frequently leave ocean carriers with regional surpluses or shortages of containers, requiring costly repositioning of empty containers. Leasing companies help ocean carriers manage these trade imbalances by providing the inventory to service demand, reducing the costs of maintaining local inventories and minimizing repositioning expenses. By matching different carriers' container needs, leasing companies can reduce their own risks of container inventory imbalances and seasonality through a portfolio of lessees as well as variations in lease terms.

    - Increased Container Fleet Flexibility. Ocean carriers benefit from the variety of lease types offered by leasing companies such as the master lease, long-term and short-term lease and direct financing lease. These various leases give ocean carriers flexibility in sizing their fleets while minimizing capital costs. For example, master lease agreements give ocean carriers the option of adjusting the size of their fleets, with the flexibility to pick-up and drop-off containers at various locations around the world.

    Dry cargo containers are the most-commonly used type of container in the shipping industry. The Registrant's dry cargo container fleet is constructed of all Corten(R) steel (Corten(R) roofs, walls, doors and undercarriage), a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

    Refrigerated containers are used to transport temperature-sensitive products such as meat, fruit, vegetables and photographic film. All of the Registrant's refrigerated containers have high-grade stainless steel interiors. The Registrant's 20-foot refrigerated containers have high-grade stainless steel walls, while the Registrant's 40-foot refrigerated containers are steel framed with aluminum outer walls to reduce weight. As with the dry cargo containers, all refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance. The Registrant's refrigerated containers are designed and manufactured to include the latest generation refrigeration equipment, with modular microprocessors controlling and monitoring the container.

    The Registrant's containers are leased primarily to ocean-going steamship companies operating in major trade routes (see Item 1(d)). Most if not all of the Registrant's marine dry cargo containers are leased pursuant to operating leases, primarily master leases, where the containers are leased to the ocean carrier on a daily basis for any desired length of time, with the flexibility of picking up and dropping off containers at various agreed upon locations around the world and, secondarily, term leases (1-5 years) and one-way or round-trip leases. Special purpose containers acquired by the Registrant, including refrigerated containers, are generally committed to term leases, where the high cost of interchanging the higher value specialized container makes master lease agreements less attractive to customers.

    Master lease agreements. A master lease is designed to provide greater flexibility by allowing customers to pick-up and drop-off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. The commercial terms of master leases are generally negotiated annually. Master leases also define the number of containers that may be returned within each calendar month and the return locations and applicable drop-off charges. Because of the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary fees (including pick-up, drop-off, handling and off-hire fees) than term leases.

    Term lease agreements. Term lease agreements include short-term and long-term leases. Long-term lease agreements define the number of containers to be leased, the pick-up and drop-off locations, the applicable per-diem rate for the duration of the lease and the early termination penalties that may apply in the event of early redelivery. Ocean carriers use long-term leases when they have a need for identified containers for a specified term. Long-term leases usually are not terminated early by the customer and provide stable and relatively predictable sources of revenue, although per-diem rates and ancillary charges are lower under long-term leases than under master lease agreements. Short-term lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. They differ from master leases in that they define the number and the term of containers to be leased. Ocean carriers use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another after one or more legs of a voyage. Except for direct financing leases, lease rates typically are highest for short-term leases.

    Under these leases, customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs upon redelivery, other than ordinary wear and tear. Some leases provide for a "damage protection plan" whereby lessees, for an additional payment (which may be in the form of a higher per-diem rate), are relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Leasing Company has historically provided this service on a limited basis to selected customers. Repairs provided under such plans are carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans. Customers also are required to insure leased containers against physical damage and loss, and against third party liability for loss, damage, bodily injury or death.

    All containers are inspected and repaired when redelivered by a customer, and customers are obligated to pay for all damage repair, excluding wear and tear, according to standardized industry guidelines. Depots in major port areas perform repair and maintenance which is verified by independent surveyors or the Leasing Company's technical and operations staff.

    The non-cancelable terms of the operating leases of the Registrant's containers are not sufficient to return to the Registrant as lessor the purchase price of the equipment. In order to recover the original investment in the equipment and achieve an adequate return thereon, it is necessary to renew the lease, lease the equipment to another lessee at the end of the initial lease term, or sell the equipment.

    The Registrant estimates that a dry cargo or refrigerated container may be used as a leased marine cargo container for a period ranging from 10 to 15 years. The Registrant disposes of used containers in a worldwide market for used containers in which buyers include wholesalers, mini-storage operators, construction companies and others. The market for used refrigerated containers is not as developed as the market for used dry cargo containers. Although a used refrigerated container will command a higher price than a dry cargo container, a dry cargo container will bring a higher percentage of its original price. As the Registrant's fleet ages, a larger proportion of its revenues will be derived from selling its containers.

    Of the 9,251 twenty-foot, 5,342 forty-foot and 210 forty-foot high-cube marine dry cargo containers, as well as the 199 twenty-foot and 307 forty-foot refrigerated cargo containers owned by the Registrant as of December 31, 1995, 7,955 twenty-foot (or 86% thereof), 4,434 forty-foot (or 83% thereof) and 197 forty-foot high-cube marine dry cargo containers (or 94% thereof), and 177 twenty-foot (or 89% thereof) and 293 forty-foot refrigerated cargo containers (or 95% thereof) were on lease. The following table sets forth the information on the lease terms with respect to the containers on lease:



                                                              Number of
                                                              Containers
                                                              ----------

         20-Foot Dry Cargo Containers:
             Term Leases                                         1,305
             Master Leases                                       6,650

         40-Foot Dry Cargo Containers:
             Term Leases                                           424
             Master Leases                                       4,010

         40-Foot High-Cube Dry Cargo Containers:
             Term Leases                                             6
             Master Leases                                         191

         20-Foot Refrigerated Cargo Containers:
             Term Leases                                           163
             Master Leases                                          14

         40-Foot Refrigerated Cargo Containers:
             Term Leases                                           284
             Master Leases                                           9


    The Leasing Company will make payments to the Registrant based upon rentals collected from ocean carriers after deducting certain operating expenses associated with the containers, such as the base management fee payable to the Leasing Company, certain expense reimbursements to CCC, the Leasing Company, and its affiliates, the costs of maintenance and repairs not performed by lessees, independent agent fees and expenses, depot expenses for handling, inspection and storage, and additional insurance.

    The Registrant's sales and marketing operations are conducted through the Leasing Company, in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Auckland; Genoa; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai. Each of the Leasing Company's area offices and dedicated agents is staffed with local people familiar with the customers and language of the region. The Leasing Company's marketing directors have been employed in the container industry in their respective regions for an average of 15 years, building direct personal relationships with the local ocean carriers and locally based representatives of other ocean carriers.

    The Leasing Company also maintains agency relationships with over 20 independent agents around the world, who are generally paid a commission based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. They are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

    In addition, the Leasing Company relies on the services of over 300 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company's area offices authorize all container movements into and out of the depot and supervise all repair and maintenance performed by the depot. The Leasing Company's technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a vital link to the Leasing Company's operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next, and the point when the Leasing Company's area offices report the container's movements onto the Leasing Company's equipment tracking system. The Leasing Company's computer system has the capability to accommodate future developments, such as allowing depots access to record directly on the system the on-hire and off-hire activity of containers delivered into the depot. It also has the capability of verifying the terms of redelivery authorized by the area offices. These functions are currently being performed by the Leasing Company's area offices.

    (c)(1)(ii) Inapplicable.

    (c)(1)(iii) Inapplicable.

    (c)(1)(iv) Inapplicable.

    (c)(1)(v) The Registrant's containers are leased globally, therefore, seasonal fluctuations are minimal. Other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject, include fluctuations in supply and demand for equipment resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards.

    (c)(1)(vi) The Registrant established a working capital reserve of approximately 1.1% of subscription proceeds raised. In addition, the Registrant may reserve additional amounts from anticipated cash distributions to the partners to meet working capital requirements.

    Amounts due under master leases are calculated at the end of each month and billed approximately six to eight days thereafter. Amounts due under short-term and long-term leases are set forth in the respective lease agreements and are generally payable monthly. Past due penalties are not customarily collected from lessees, and accordingly are not generally levied by the Leasing Company against lessees of the Registrant's containers.

    (c)(1)(vii) For the year ended December 31, 1995, no single lessee accounted for 10% or more of the Registrant's rental income. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

    (c)(1)(viii) Inapplicable.

    (c)(1)(ix) Inapplicable.

    (c)(1)(x) Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the containers, the quality and flexibility of the service offered and the confidence in and professional relationship with the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. The Leasing Company believes that it, on behalf of the Registrant, competes favorably on all of these factors.

    The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Genstar Container Corp., Transamerica Leasing, Triton Container International Ltd., Trans Ocean Ltd., Textainer Corp. and others. In a series of recent consolidations, one of the major leasing companies, as well as some smaller ones, have been acquired by competitors. It is estimated that at the end of 1995, the ten largest leasing companies (including the Leasing Company) represented 94% of the global leased fleet. Genstar Container Corp. and Transamerica Leasing, the two largest container leasing companies, had approximately 50% of the worldwide leased container fleet at the end of 1995. Some of the Leasing Company's competitors have greater financial resources than the Leasing Company and may be more capable of offering lower per-diem rates on a larger fleet. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leasing.

    (c)(1)(xi) Inapplicable.

    (c)(1)(xii) Environmental Matters

    A portion of the Registrant's equipment portfolio consists of special purpose containers, primarily refrigerated containers. Historically, refrigerated containers have utilized a refrigerant gas which is a chlorofluorocarbon ("CFC") compound. It is generally assumed that CFCs are harmful to the Earth's ozone layer when released into the atmosphere. Many nations, including the United States, have taken action, both collectively and individually, to regulate CFCs. These nations set various targets for the reduction in production and use of CFCs starting as early as 1993, and their eventual elimination. There has been substantial progress recently to determine a viable substitute for the refrigerant used in containers, such that both the Leasing Company and the container leasing industry association have selected a replacement refrigerant. Production of new container refrigeration units operating with the replacement refrigerant became generally available in 1993. All of the Registrant's refrigerated containers use CFC refrigerated gas in the operation and insulation of the containers. Depending on market pressures and future governmental regulations, the Registrant's refrigerated containers may have to be retrofitted with non-CFC refrigerants, the cost of which will be borne by the Registrant. The Leasing Company's technical staff has cooperated with refrigeration manufacturers in conducting investigations into the most effective and economical retrofit plan. CCC and the Leasing Company believe that this expense, should it be required, would not be material to the Registrant's financial position or results of operations. In addition, refrigerated containers that are not retrofitted may command lower prices in the used container market. Most of the independent depot operators utilized by the Registrant currently have the facilities to provide CFC recycling and disposal services to container owners and lessors such as the Registrant.

    Under the state and Federal laws of the United States, and possibly under the laws of other nations, the owner of a container may be liable for environmental damage and/or cleanup and/or other sums in the event of actual or threatened discharge or other contamination by material in a container. This liability may be imposed on a container owner, such as the Registrant, even if the owner is not at fault.

    (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. CCC has 27 employees, consisting of 5 officers, 4 other managers and 18 clerical and staff personnel.

    (d) Financial Information about Foreign and Domestic Operations and Export Sales

    The Registrant's business is not divided between foreign or domestic operations. The Registrant's business is the leasing of containers worldwide to ocean-going steamship companies. To this extent, the Registrant's operations are subject to the fluctuations of worldwide economic and political conditions that may affect the pattern and levels of world trade.

    Rental income from leases to foreign customers constituted approximately 90% of the Registrant's total rental income for the years 1995, 1994 and 1993. The Registrant believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Leasing Company's leases generally require all payments to be made in United States currency.

Item 2.  Properties

    As of December 31, 1995, the Registrant owned 9,251 twenty-foot, 5,342 forty-foot and 210 forty-foot high-cube marine dry cargo containers, as well as 199 twenty-foot and 307 forty-foot refrigerated containers, suitable for transporting cargo by rail, sea or highway. The average useful life and invoice cost of the Registrant's fleet at December 31, 1995 was as follows:

                                                              Estimated
                                                             Useful Life            Average Age       Average Cost
                                                             -----------            -----------       ------------

                20-Foot Dry Cargo Containers                  10-15 years            4 years          $   2,735
                40-Foot Dry Cargo Containers                  10-15 years            4 years          $   4,450
                40-Foot High-Cube Dry Cargo Containers        10-15 years            3 years          $   4,772
                20-Foot Refrigerated Cargo Containers         10-15 years            4 years          $  17,908
                40-Foot Refrigerated Cargo Containers         10-15 years            4 years          $  22,054



    During 1995, the Registrant invested a portion of its cash generated from sales proceeds to replace containers which had been lost or damaged beyond repair by purchasing 110 new twenty-foot marine dry cargo containers at an aggregate cost of $278,775. Of this amount $221,850 remained payable to a container manufacturer. The Registrant expects to pay this amount in January 1996. At December 31, 1995, the Registrant had no commitments to purchase additional containers.

    Utilization by lessees of the Registrant's containers fluctuates over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 1995, utilization of the dry cargo and refrigerated container fleet averaged 89% and 97%, respectively.

    During 1995, the Registrant disposed of 111 twenty-foot, 26 forty-foot and one forty-foot high-cube dry cargo container, and one forty-foot refrigerated cargo container at an average book gain of $164 per container.

Item 3.  Legal Proceedings

    Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders

    Inapplicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

    (a) Market Information

    (a)(1)(i) The Registrant's outstanding units of limited partnership interests are not traded on any market nor does an established public trading market exist for such purposes.

    (a)(1)(ii) Inapplicable.

    (a)(1)(iii) Inapplicable.

    (a)(1)(iv) Inapplicable.

    (a)(1)(v) Inapplicable.

    (a)(2) Inapplicable.

    (b) Holders


                                                        Number of Unit Holders
    (b)(1)      Title                                   as of December 31, 1995
                -----                                   -----------------------
             Units of limited partnership
                interests                                         5,019


    (c) Dividends.

    Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6 below, "Selected Financial Data."

Item 6. Selected Financial Data

                                                                   Year Ended December 31,
                                        ------------------------------------------------------------------------

                                             1995                 1994               1993               1992 (1)
                                             ----                 ----               ----               ----

    Net lease revenue                   $   8,625,810        $   8,549,385      $   8,265,514      $   3,092,588

    Net earnings                        $   4,762,818        $   4,625,586      $   4,266,697      $   1,541,613

    Net earnings per unit of
         limited partnership interest   $        1.25        $        1.21      $        1.12      $         .98

    Cash distributions per unit of
         limited partnership interest   $        2.00        $        2.00      $        2.12      $        1.13

    At year-end:

    Total assets                        $  55,578,817        $  59,093,096      $  62,127,102      $  68,576,548

    Partners' capital                   $  54,036,992        $  56,671,214      $  59,442,668      $  63,006,464



    (1) For the period January 31, 1992 (commencement of operations) through December 31, 1992.



-----------------------


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    The Registrant's primary objective is to generate cash flow from operations for distribution to its limited partners and, during the initial years of operations, reinvest excess cash flow in additional equipment. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1.1% of such proceeds), the Registrant relies primarily on container rental receipts to meet this objective as well as to finance current operating needs. No credit lines are maintained to finance working capital.

    At December 31, 1995, the Registrant had $2,827,502 in cash and cash equivalents, an increase of $666,713 and $627,223 from the December 31, 1994 and 1993 cash balances. This additional cash allowed the Registrant to increase its working capital reserves. During 1995, the Registrant's collection of outstanding lease receivables and sales proceeds were favorable, contributing both to the aforementioned increase in cash and cash equivalents, and a $116,879 decline in net lease receivables due from the Leasing Company. The Registrant's allowance for doubtful accounts increased from $261,827 in 1994 to $343,373 in 1995. The Leasing Company has either negotiated specific payment terms or is pursuing other alternatives in an attempt to collect the outstanding receivable balances. During 1995, the Leasing Company concentrated on improving the credit quality of its customer portfolio. The Registrant expects to gain long-term benefits from the improvement in the credit quality of this customer portfolio, as the allowance for doubtful accounts and related expenses should experience further declines in subsequent periods.

    During 1995, the Registrant purchased 110 new twenty-foot dry cargo containers. The aggregate manufacturer's invoice cost for these containers was $278,775. This amount was financed through cash generated from equipment disposals during 1994 and 1995. At December 31, 1995, $221,850 remained payable to a container manufacturer. This amount will be paid during January 1996. During 1996, the Registrant intends to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair. At December 31, 1995, the Registrant had no commitments to purchase additional containers.

    During 1994, the Registrant received a settlement of $192,000 from a single container manufacturer for the repair of certain manufacturer defects on approximately 90 refrigerated containers. The entire amount has been included as part of the Registrant's working capital reserves to fund the repairs in subsequent years. The Leasing Company estimated that the repairs should average approximately $1,400 per refrigerated container and that the amount reserved is sufficient.

    Cash distributions from operations are allocated 5% to the general partner and 95% to the limited partners. Distributions of sales proceeds are allocated 1% to the general partner and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners have received aggregate distributions in an amount equal to their capital contributions, plus a 10% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to the general partner and 85% to the limited partners, pursuant to Section 6.1(b) of the Partnership Agreement. Distributions are paid monthly, based primarily on each quarter's cash flow from operations and cash generated from container sales.

    From inception through February 29, 1996, the Registrant has distributed $24,356,339 in cash from operations to its limited partners, or 35% of the Registrant's original limited partners' investment. Distributions are paid monthly, based primarily on each quarter's cash flow from operations and cash generated from container sales. Distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner.

    The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the early months of 1996. Demand for leased containers remains stable in some areas of the world; however, sluggish activity in other markets, particularly in Southeast Asia, has resulted in an increase in container inventories. The current market conditions cannot be attributed to any one factor; rather, a series of factors, in combination, have resulted in a slowdown in leasing activity. Some of the contributing factors are: a slowdown in some European economies, as well as in some Far East exporting countries; increased efficiencies in the shipping industry through the formation of alliances between shipping lines; and a prolonged seasonal slowdown in container demand during the holiday season. Although some further softening in market conditions may be anticipated, the volume of world trade continues to grow and the long-term outlook is a positive one.

Results of Operations

1995 - 1994

    In 1995, the Registrant's operations were impacted by its declining fleet size, increasingly competitive market conditions, including, but not limited to, the container leasing market's resistance to higher per-diem rental rates, an expanding supply of containers within the container industry, as well as increased efficiencies in the shipping industry. The Registrant's net lease revenue, which increased by approximately 1% when compared to 1994, is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers. The Registrant's net lease revenue is directly related to the size of its fleet, the utilization and per-diem rental rates of the equipment owned by the Registrant.

    The Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) was 21,183 TEU, as compared to 21,198 TEU in 1994. The Registrant's dry cargo container utilization rates decreased slightly from an average of 90% during 1994 to an average of 89% during 1995. Refrigerated container utilization rates averaged 99% in 1995, unchanged from 1994. Dry cargo container per-diem rental rates decreased by less than 1% from 1994 levels. Refrigerated container per-diem rental rates declined approximately 2% from 1994 levels. Despite the fluctuations and declines in the Registrant's average fleet size, utilization and per-diem rental rates, gross rental revenue, a component of net lease revenue, increased slightly from $12,099,832 in 1994 to $12,200,962 in 1995. This increase can be partially attributed to an 18% increase in ancillary revenue. Ancillary revenue contributed to approximately 12% and 10% of the Registrant's total gross rental revenue in 1995 and 1994, respectively. Ancillary revenue was comprised of pick-up, drop-off , handling and off-hire charges, as well as lease incentives such as drop-off and pick-up credits.

    The Leasing Company makes payments to the Registrant based upon the rentals collected from ocean carriers after deducting certain operating expenses associated with the containers, such as base management fees and reimbursed administrative expense payable to CCC and its affiliates, the costs of maintenance and repairs not performed by lessees, independent agent fees and expenses, depot expenses for handling, inspection and storage, and additional insurance. Rental equipment direct operating expenses increased as a result of an increase in repair and maintenance, as well as an increase in the costs associated with the recovery actions against the doubtful accounts of certain lessees, including legal and container recovery expenses. Base management fees declined by $77,310, or approximately 9%, during 1995.

    The Registrant disposed of 111 twenty-foot, 26 forty-foot and one forty-foot high-cube marine dry cargo containers during 1995, as compared to 18 twenty-foot, 16 forty-foot and one forty-foot high-cube marine dry cargo containers during 1994. As a result, less than one percent of the Registrant's net earnings for 1995 were from gain on disposal of equipment, as compared to 1% for 1994. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

1994 - 1993

    The container leasing industry began to benefit from a global economic recovery during the latter half of 1994, experiencing an improvement in conditions that existed during 1993, including an upward trend in utilization rates, a reduction in container inventories, and a stabilization of declining per-diem rental rates during the fourth quarter of 1994. These conditions resulted in an increase of net lease revenue of approximately 3% when compared to 1993. During 1994, the Registrant's operating fleet size averaged 21,198 TEU, compared with 21,216 TEU averaged during 1993. The Registrant's per-diem rates during 1994 for dry cargo and refrigerated containers decreased 1% and 2%, respectively, from 1993 levels. Dry cargo container utilization rates averaged 90% in 1994, an increase of 3% from the 87% rate averaged during 1993. Refrigerated container utilization rates averaged 99% in 1994, an increase of 1% when compared to 1993.

    Rental equipment direct operating expenses decreased as higher utilization rates resulted in decreased storage, handling and repositioning costs. However, these decreases were partially offset by an increase in the provision for doubtful accounts from $27,548 in 1993 to $301,952 in 1994.

    The Registrant disposed of 18 twenty-foot, 16 forty-foot and one forty-foot high-cube marine dry cargo containers during 1994, as compared to seven twenty-foot, 11 forty-foot and one forty-foot high-cube marine dry cargo containers during 1993. As a result, approximately 1% of the Registrant's net earnings for 1994 were from gain on disposal of equipment, the same as for 1993.

Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Partners
IEA Income Fund XII, L.P.:

We have audited the accompanying balance sheets of IEA Income Fund XII, L.P., as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Income Fund XII, L.P., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                          Arthur Andersen LLP

San Francisco, California,
  March 15, 1996

                            IEA INCOME FUND XII, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                   Assets                               1995             1994
                   ------                               ----             ----


Current assets:
    Cash, includes $459,603 in 1995 and $475,530
       in 1994 in interest-bearing accounts          $    459,786    $    485,789
    Short-term investments (note 2)                     2,367,716       1,675,000
    Net lease receivables due from Leasing Company
       (notes 1 and 4)                                  1,300,391       1,417,270
                                                     ------------    ------------

           Total current assets                         4,127,893       3,578,059
                                                     ------------    ------------

Container rental equipment, at cost                    63,426,137      63,648,667
    Less accumulated depreciation                      12,361,962       8,761,517
                                                     ------------    ------------
       Net container rental equipment                  51,064,175      54,887,150
                                                     ------------    ------------

Organizational costs, net (notes 1 and 3)                 386,749         627,887
                                                     ------------    ------------

                                                     $ 55,578,817    $ 59,093,096
                                                     ============    ============

      Liabilities and Partners' Capital
      ---------------------------------

Current liabilities:
    Accrued expenses (note 5)                        $    430,500    $    446,500
    Due to general partner (notes 1 and 6)                889,475       1,975,382
    Due to manufacturer                                   221,850            --
                                                     ------------    ------------

           Total current liabilities                    1,541,825       2,421,882
                                                     ------------    ------------

Partners' capital (deficit) (note 10):
    General partner                                       (58,767)        (55,052)
    Limited partners                                   54,095,759      56,726,266
                                                     ------------    ------------

           Total partners' capital                     54,036,992      56,671,214
                                                     ------------    ------------

                                                     $ 55,578,817    $ 59,093,096
                                                     ============    ============


        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                      1995          1994         1993
                                                      ----          ----         ----

Net lease revenue (notes 1 and 8)                   $8,625,810   $8,549,385   $8,265,514

Other operating expenses:
    Depreciation and amortization (notes 1 and 3)    3,938,509    3,901,656    3,953,232
    Other general and administrative expenses           95,140      148,534      123,574
                                                    ----------   ----------   ----------
                                                     4,033,649    4,050,190    4,076,806
                                                    ----------   ----------   ----------

           Earnings from operations                  4,592,161    4,499,195    4,188,708

Other income:
    Interest income                                    147,801       87,410       53,075
    Net gain on disposal of equipment                   22,856       38,981       24,914
                                                    ----------   ----------   ----------
                                                       170,657      126,391       77,989
                                                    ----------   ----------   ----------

           Net earnings                             $4,762,818   $4,625,586   $4,266,697
                                                    ==========   ==========   ==========

Allocation of net earnings:

    General partner                                 $  366,137   $  380,729   $  338,134
    Limited partners                                 4,396,681    4,244,857    3,928,563
                                                    ----------   ----------   ----------

                                                    $4,762,818   $4,625,586   $4,266,697
                                                    ==========   ==========   ==========

Limited partners' per unit share of net earnings    $     1.25   $     1.21   $     1.12
                                                    ==========   ==========   ==========





        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XII, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                           Limited
                                           Partners         General
                                           (note 10)        Partner         Total
                                           ---------        -------         -----

Balances at January 1, 1993              $ 63,019,002    $    (12,538)   $ 63,006,464

Net earnings                                3,928,563         338,134       4,266,697

Cash distributions                         (7,438,968)       (391,525)     (7,830,493)
                                         ------------    ------------    ------------

Balances at December 31, 1993              59,508,597         (65,929)     59,442,668

Net earnings                                4,244,857         380,729       4,625,586

Cash distributions                         (7,027,188)       (369,852)     (7,397,040)
                                         ------------    ------------    ------------

Balances at December 31, 1994              56,726,266         (55,052)     56,671,214

Net earnings                                4,396,681         366,137       4,762,818

Cash distributions                         (7,027,188)       (369,852)     (7,397,040)
                                         ------------    ------------    ------------

Balances at December 31, 1995            $ 54,095,759    $    (58,767)   $ 54,036,992
                                         ============    ============    ============


        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                      1995            1994             1993
                                                                      ----            ----             ----

Cash flows from operating activities:
    Net earnings                                                  $  4,762,818    $  4,625,586    $  4,266,697
    Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                              3,938,509       3,901,656       3,953,232
          Net gain on disposal of equipment                            (22,856)        (38,981)        (24,914)
          Decrease (increase) in net lease receivables due from
              Leasing Company                                          234,246        (859,219)        448,162
          Increase (decrease) in accrued expenses                      (16,000)        192,000          25,000
                                                                  ------------    ------------    ------------

              Total adjustments                                      4,133,899       3,195,456       4,401,480
                                                                  ------------    ------------    ------------

              Net cash provided by operating activities              8,896,717       7,821,042       8,668,177
                                                                  ------------    ------------    ------------

Cash flows from (used in) investing activities:
    Proceeds from sale of container rental equipment                   320,961         160,285          65,755
    Purchases of container rental equipment                            (56,925)       (162,100)     (3,888,130)
    Acquisition fees paid to general partner                        (1,097,000)       (461,677)        (40,692)
                                                                  ------------    ------------    ------------

              Net cash used in investing activities                   (832,964)       (463,492)     (3,863,067)
                                                                  ------------    ------------    ------------

Cash flows used in financing activities:
    Distributions to partners                                       (7,397,040)     (7,397,040)     (7,830,493)
                                                                  ------------    ------------    ------------

              Net cash used in financing activities                 (7,397,040)     (7,397,040)     60,259,061
                                                                  ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                   666,713         (39,490)     (3,025,383)

Cash and cash equivalents at beginning at year                       2,160,789       2,200,279       5,225,662
                                                                  ------------    ------------    ------------

Cash and cash equivalents at end of year                          $  2,827,502    $  2,160,789    $  2,200,279
                                                                  ============    ============    ============




        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XII, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

(1)   Summary of Significant Accounting Policies

      (a)  Nature of Operations

           IEA Income Fund XII, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of California on August 28, 1991 for the purpose of owning and leasing marine cargo containers. Cronos Capital Corp. ("CCC") (see Note 12) is the general partner and, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

           The Partnership commenced operations on January 31, 1992, when the minimum subscription proceeds of $2,000,000 were obtained. As of December 31, 1995, the Partnership operated 9,251 twenty-foot, 5,342 forty-foot and 210 forty-foot high-cube marine dry cargo containers, as well as 199 twenty-foot and 307 forty-foot marine refrigerated cargo containers.

           The Partnership offered 3,750,000 units of limited partnership interest at $20 per unit, or $75,000,000. The offering terminated on November 30, 1992, at which time 3,513,594 limited partnership units had been purchased.

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

           The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

                            IEA INCOME FUND XII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

      (c)  Basis of Accounting

           The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned.

           The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

      (d)  Allocation of Net Earnings and Partnership Distributions

           Net earnings have been allocated between general and limited partners in accordance with the Partnership Agreement.

           Actual cash distributions differ from the allocations of net earnings between the general and limited partners as presented in these financial statements. Partnership distributions are paid to its partners (general and limited) from distributable cash from operations, allocated 95% to the limited partners and 5% to the general partner. Sales proceeds are allocated 99% to the limited partners and 1% to the general partner. The allocations remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus a 10% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to the general partner.

      (e)  Acquisition Fees

           Pursuant to Article IV Section 4.2 of the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment. The fees are payable in two or more installments commencing in the year of purchase.

      (f)  Depreciation of Containers

           Rental equipment is depreciated over a twelve-year life on a straight-line basis to its estimated salvage value.

      (g)  Amortization

           The Partnership's organization costs will be amortized over 60 months on a straight-line basis.

      (h)  Underwriting Commissions

           Underwriting commissions of 10% on the gross proceeds from sale of limited partnership units (not applicable to certain sales outside California) were deducted in the determination of net limited partnership contributions. The commissions were paid to Cronos Securities Corp., a wholly-owned subsidiary of CCC, and to other broker/dealers who participated in the offering.

                            IEA INCOME FUND XII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

      (i)  Income Taxes

           The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files an annual information tax return, prepared on the accrual basis of accounting. At December 31, 1995, the tax basis of total partners' capital was $38,047,661.

      (j)  Foreign Operations

           The Partnership's business is not divided between foreign or domestic operations. The Partnership's business is the leasing of containers worldwide to ocean-going steamship companies and does not fit the definition of reportable foreign operations within Financial Accounting Standards Board Statement No. 14 "Financial Reporting for Segments of a Business Enterprise." Any attempt to separate "foreign" operations from "domestic" operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading.

      (k)  Financial Statement Presentation

           The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statement of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.

(2)   Short-term Investments

      Short-term investments are carried at cost which approximates market value. Short-term investments with an original maturity of less than three months are considered cash equivalents.

(3)   Organization Costs

      The Partnership incurred $1,205,690 in offering and organizational costs during its offering period. Amortization of these costs was $241,138 in 1995, 1994 and 1993.

                            IEA INCOME FUND XII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

(4)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1995 and December 31, 1994 were as follows:


                                                                  December 31,        December 31,
                                                                      1995                1994
                                                                   ----------          ----------
           Lease receivables, net of  doubtful accounts
              of $343,373 in 1995 and $261,827 in 1994             $2,675,630          $3,020,391
           Less:
           Direct operating payables and accrued expenses             746,823             677,781
           Damage protection reserve (note 7)                         241,172             179,328
           Base management fees                                       334,219             578,169
           Reimbursed administrative expenses                          53,025             167,843
                                                                   ----------          ----------
                                                                   $1,300,391          $1,417,270
                                                                   ==========          ==========


(5)   Accrued Expenses

      Accrued expenses consist of amounts reserved for the expected repairs on approximately 90 refrigerated containers that contain manufacturer's defects and the expected costs of retrofitting the Registrant's refrigerated containers with non-CFC refrigerants.

(6)   Due to General Partner

      The amounts due to CCC at December 31, 1995 and December 31, 1994 consist of acquisition fees.

(7)   Damage Protection Plan

      The Leasing Company offers a repair service to several lessees of the Partnership's containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This revenue is recorded when earned according to the terms of the rental contract. A reserve has been established to provide for the estimated costs incurred by this service. This reserve is a component of net lease receivables due from the Leasing Company (see note 4). The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.

                            IEA INCOME FUND XII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

(8)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 1995, 1994 and 1993, was as follows:


                                                           1995          1994           1993
                                                        -----------   -----------   -----------

          Rental revenue (note 11)                      $12,200,962   $12,099,832   $12,094,065
          Rental equipment operating expenses             2,042,239     1,960,959     2,096,182
          Base management fees (note 9)                     835,575       912,885       968,570
          Reimbursed administrative expenses (note 9)       697,338       676,603       763,799
                                                        -----------   -----------   -----------
                                                        $ 8,625,810   $ 8,549,385   $ 8,265,514
                                                        ===========   ===========   ===========


(9)   Compensation to General Partner and its Affiliates

      Base management fees are equal to 7% of gross lease revenues attributable to operating leases pursuant to Section 4.3 of the Partnership Agreement. Reimbursed administrative expenses are equal to the costs expended by CCC and its affiliates for services necessary to the prudent operation of the Partnership pursuant to Section 4.4 of the Partnership Agreement. Underwriting commissions are equal to 10% of the gross subscription proceeds, less commissions to other broker/dealers. The following compensation was paid or will be paid by the Partnership to CCC or its affiliates:

                                                 1995          1994          1993
                                                 ----          ----          ----

          Base management fees                 $  835,575   $  912,885   $  968,570
          Reimbursed administrative expenses      697,338      676,603      763,799
          Acquisition fees                         13,939        8,105      194,407
                                               ----------   ----------   ----------
                                               $1,546,852   $1,597,593   $1,926,776
                                               ==========   ==========   ==========


(10)  Limited Partners' Capital

      The limited partners' per unit share of capital at December 31, 1995, 1994 and 1993 was $15, $16 and $17, respectively. This is calculated by dividing the limited partners' capital at the end of the year by 3,513,594, the total number of limited partnership units.

(11)  Major Lessees

      No single lease contributed more than 10% of the rental revenue earned in 1995 and 1994. One lessee contributed approximately 11% of the rental revenue earned during 1993.

                                                                      Schedule 1

                            IEA INCOME FUND XII, L.P.

                 SCHEDULE OF REIMBURSED ADMINISTRATIVE EXPENSES
                       PURSUANT TO ARTICLE IV SECTION 4.4
                          OF THE PARTNERSHIP AGREEMENT

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                 1995       1994        1993
                                                 ----       ----        ----

Salaries                                       $354,153   $316,899   $395,135
Other payroll related expenses                   55,048     88,963    114,772
General and administrative expenses             288,137    270,741    253,892
                                               --------   --------   --------

    Total reimbursed administrative expenses   $697,338   $676,603   $763,799
                                               ========   ========   ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Inapplicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at January 31, 1996, are as follows:


     Name                                     Office
--------------------        ----------------------------------------------------

Dennis J. Tietz             President,Chief Executive Officer and Director
John P. McDonald            Vice President/Sales
Elinor Wexler               Vice President/Administration and Secretary
John Kallas                 Vice President/Treasurer and Chief Financial Officer
Laurence P. Sargent         Director
Stefan M. Palatin           Director
A. Darrell Ponniah          Director


      DENNIS J. TIETZ Mr. Tietz, 43, as President and Chief Executive Officer, is responsible for the general management of CCC. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz is also President and a director of Cronos Securities Corp. and a director of The Cronos Group. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

      Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

      JOHN P. MCDONALD Mr. McDonald, 34, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

      Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

      ELINOR A. WEXLER Ms. Wexler, 47, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

      Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

      JOHN KALLAS Mr. Kallas, 33, was elected Vice President/Treasurer and Chief Financial Officer of CCC in December 1993 and is directly responsible for CCC's accounting operations and reporting activities. Mr. Kallas has held various accounting positions since joining CCC in 1989, including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.

      Mr. Kallas holds a B.S. degree in Business Administration from the University of San Francisco and is a certified public accountant. Mr. Kallas is also Treasurer of Cronos Securities Corp.

      LAURENCE P. SARGENT Mr. Sargent, 66, joined the Board of Directors of CCC in 1991. Mr. Sargent was a founder of Leasing Partners International ("LPI") and served as its Managing Director from 1983 until 1991. From 1977 to 1983, Mr. Sargent held a number of positions with Trans Ocean Leasing Corporation, the last of which was as a director of its refrigerated container leasing activities. From 1971 to 1977, Mr. Sargent was employed by SSI Container Corporation (later Itel Container International), ultimately serving as Vice President / Far East. Prior to that, Mr. Sargent was a Vice President of Pacific Intermountain Express, a major U.S. motor carrier, responsible for its bulk container division. Mr. Sargent holds a B.A. degree from Stanford University. Mr. Sargent also serves as a director of the Institute of International Container Lessors ("IICL"), an industry trade association. Mr. Sargent is also a director of Cronos Securities Corp.

      Mr. Sargent retired as Deputy Chairman of the Group as of January 1, 1996 . He will remain a director of CCC, The Cronos Group, as well as other various subsidiaries of The Cronos Group.

      STEFAN M. PALATIN Mr. Palatin, 42, joined the Board of Directors of CCC in January 1993. Mr. Palatin is Chairman and CEO of The Cronos Group, and was a founder of LPI in 1983. From 1980 to 1991, Mr. Palatin was an executive director of the Contrin Group, which has provided financing to the container leasing industry, as well as other business ventures, and has sponsored limited partnerships organized in Austria. From 1977 to 1980, Mr. Palatin was a consultant to a number of companies in Austria, including Contrin. From 1973 to 1977, Mr. Palatin was a sales manager for Generali AG, the largest insurance group in Austria.

      Mr. Palatin, who is based in Austria, holds a Doctorate in Business Administration from the University of Economics and World Trade in Vienna. Mr. Palatin is also a director of The Cronos Group.

      A. DARRELL PONNIAH Mr. Ponniah, 46, was elected to the Board of Directors of CCC in January 1993. Mr. Ponniah is Chief Financial Officer of The Cronos Group and is based in the United Kingdom. Prior to joining Cronos in 1991, Mr. Ponniah was employed by the Barclays Bank Group and served as Chief Operating Officer of Barclays European Equipment Finance. From 1973 to 1988, Mr. Ponniah was employed by Rank Xerox, the European-based subsidiary of Xerox Corporation of the U.S.A., in a number of positions, the most recent of which was as Group Controller and Chief Financial Officer of the International Equipment Financing Division of Rank Xerox Limited.

      Mr. Ponniah is an honors graduate of Manchester University in England and holds post graduate degrees in operational research from Brunel University and in Business Administration from the Manchester Business School. Mr. Ponniah is also a director of The Cronos Group and Cronos Securities Corp.

      The key management personnel of the Leasing Company at January 31, 1996, were as follows:


       Name                               Title
----------------------        ----------------------------------------------

Nigel J. Stribley             President
John M. Foy                   Vice President/Americas
Geoffrey J. Mornard           Vice President/Europe, Middle East and Africa
Danny Wong                    Vice President/Asia Pacific
David Heather                 Vice President/Technical Services
John C. Kirby                 Vice President/Operations
J. Gordon Steel               Vice President/Tank Container Division


      NIGEL J. STRIBLEY Mr. Stribley, 42, has been responsible for the general management of the Leasing Company since September 1991. From 1985 to 1991, Mr. Stribley was a director of LPI, based in the United Kingdom and responsible for worldwide lease marketing and operations of refrigerated containers. From 1978 to 1985, Mr. Stribley was employed by Sea Containers Limited, London, where he was involved in refrigerated container leasing, ultimately as Manager of Refrigerated Containers with responsibility for world-wide activities. From 1975 to 1978, Mr. Stribley was employed by Sealand Containerships, Ltd., the United Kingdom subsidiary of a major U.S. container shipping company, as a management trainee and later as Operations Manager and a Container Terminal Manager.

      Mr. Stribley holds a BA degree with honors from Bristol University in England. Mr. Stribley is a director of The Cronos Group.

      JOHN M. FOY Mr. Foy, 50, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

      GEOFFREY J. MORNARD Mr. Mornard, 36, is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa. From 1991 to 1993, Mr. Mornard was Director of Marketing for refrigerated containers in Australia and New Zealand. From 1989 to 1991, Mr. Mornard held the same position with LPI. From 1979 to 1989, Mr. Mornard was employed by Cooltainer Services, Ltd., a refrigerated container carrier company, initially as Melbourne Branch Manager, later as Sydney Branch Manager, and ultimately as Australian Trade Manager, responsible for marketing and operations of all container traffic to and from Australia.

      DANNY WONG Mr. Wong, 42, is responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent, and is based in Singapore. From 1991 to 1993, Mr. Wong was Vice President/Refrigerated Containers, responsible for the marketing of refrigerated containers worldwide for the Leasing Company. From 1988 to 1991, Mr. Wong was employed by LPI, as Director of Marketing for the Far East and Southeast Asia based in Singapore. From 1987 to 1988, Mr. Wong was a district manager in Singapore covering leasing activities in Southeast Asia for Gelco CTI, a major container leasing company. From 1979 to 1987, Mr. Wong was employed by Flexi-Van Leasing in Singapore as a sales manager and later as Regional Manager for Southeast Asia and the Indian sub-continent. Mr. Wong holds a Diploma in Marketing Management from the Singapore Institute of Management.

      DAVID HEATHER Mr. Heather, 48, is responsible for all technical and engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

      JOHN C. KIRBY Mr. Kirby, 42, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

      J. GORDON STEEL Mr. Steel, 63, is directly responsible for the overall lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

Item 11. Executive Compensation

      Beginning with the second quarter of 1992, the Registrant commenced monthly distributions to its partners (general and limited) from distributable cash from operations, allocated 95% to the limited partners and 5% to the general partner. Sales proceeds are allocated 99% to the limited partners and 1% to the general partner. The allocations will remain in effect until such time as the limited partners have received from the Registrant aggregate distributions in an amount equal to their capital contributions plus a 10% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to the general partner.

      The Registrant will not pay or reimburse CCC or the Leasing Company for any remuneration payable by them to their executive officers, directors or any other controlling persons. However, the Registrant will reimburse the general partner and the Leasing Company for certain services pursuant to Section 4.4 of the Partnership Agreement. These services include but are not limited to (i) salaries and related salary expenses for services which could be performed directly for the Registrant by independent parties, such as legal, accounting, transfer agent, data processing, operations, communications, duplicating and other such services; and (ii) performing administrative services necessary to the prudent operations of the Registrant.

      The following table sets forth the fees the Registrant paid (on a cash basis) to CCC or the Leasing Company ("CCL") for the year ended December 31, 1995.


                                                                                                 Cash Fees and
                 Name                                  Description                                Distributions
                 ----                                  -----------                                -------------

        1)   CCC                          Acquisition fee - equal to 5% of the price               $ 1,097,000
                                          of containers acquired by the Registrant
                                          pursuant to Section 4.2 of the Limited
                                          Partnership Agreement

        2)   CCL                        Base management fees - equal to 7% of gross                $ 1,081,073
                                          lease revenues attributable to operating
                                          leases pursuant to Section 4.3 of the
                                          Limited Partnership Agreement

        3)   CCC                        Reimbursed administrative expenses - equal to              $   161,212
                                          the costs expended by CCC and its affiliates
             CCL                          for services necessary to the prudent operation          $   680,764
                                          of the Registrant pursuant to Section 4.4 of the
                                          Limited Partnership Agreement

        4)   CCC                        Interest in Fund - percentage of distributable cash        $   369,852
                                          for any quarter prior to receipt of the incentive
                                          management fee, pursuant to Section 4.5 of the
                                          Limited Partnership Agreement

Item 12. Security Ownership of Certain Beneficial Owners and Management

      (a) Security Ownership of Certain Beneficial Owners

      There is no person or "group" of persons known to the management of CCC, the general partner of the Registrant, to be the beneficial owner of more than five percent of the outstanding units of limited partnership interests of the Registrant.

      (b) Security Ownership of Management

      The Registrant has no directors or officers. It is managed by CCC, the general partner. CCC owns 1,455 units, representing 0.04% of the total amount of units outstanding.

      (c) Changes in Control

      Inapplicable.

Item 13. Certain Relationships and Related Transactions

      (a) Transactions with Management and Others

      The Registrant's only transactions with management and other related parties during 1995 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See
Item 11, "Executive Compensation," herein.

      (b) Certain Business Relationships

      Inapplicable.

      (c) Indebtedness of Management

      Inapplicable.

      (d) Transactions with Promoters

      Inapplicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)1. Financial Statements

                                                                                                     Page
                                                                                                     ----
      The following financial statements of the Registrant are included in Part
II, Item 8:

           Report of Independent Public Accountants............................................        14

           Balance sheets - December 31, 1995 and 1994.........................................        15

           Statements of operations - for the years ended
               December 31, 1995, 1994 and 1993................................................        16

           Statements of partners' capital - for the years ended
               December 31, 1995, 1994 and 1993................................................        17

           Statements of cash flows - for the years ended
               December 31, 1995, 1994 and 1993................................................        18

           Notes to financial statements.......................................................        19



      All other schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

(a)3. Exhibits

 Exhibit
   No.                             Description                                          Method of Filing
   ---                             -----------                                          ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                   *
               restated as of December 2, 1991

   3(b)        Certificate of Limited Partnership of the Registrant                           **

   10          Form of Leasing Agent Agreement with Cronos Containers Limited                 ***

   27          Financial Data Schedule                                                        Filed with this document




(b)            Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995


------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      IEA INCOME FUND XII, L.P.

                      By    Cronos Capital Corp.
                            The General Partner

                      By       /s/  John Kallas
                            ---------------------------------
                            John Kallas
                            Vice President/Treasurer and Chief Financial Officer Principal Accounting Officer

Date: March 28, 1996

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the general partner of the Registrant, in the capacities and on the dates indicated:


              Signature                              Title                                         Date

/s/  Dennis J. Tietz                       President and Director of                         March 28, 1996
---------------------------------             Cronos Capital Corp.
Dennis J. Tietz                             ("CCC") (Principal Executive
                                                   Officer of CCC)

/s/  John Kallas                         Vice President/Treasurer and                         March 28, 1996
---------------------------------           Chief Financial Officer
John Kallas                             (Principal Accounting Officer
                                                       of CCC)

/s/  Laurence P. Sargent                        Director of CCC                               March 28, 1996
---------------------------------
Laurence P. Sargent


/s/  A. Darrell Ponniah                         Director of CCC                               March 28, 1996
---------------------------------
A. Darrell Ponniah


                            SUPPLEMENTAL INFORMATION

     The Registrant's annual report will be furnished to its limited partners on or about April 30, 1996. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

                                  EXHIBIT INDEX

  Exhibit
   No.                             Description                                       Method of Filing
   ---                             -----------                                       ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and            *
               restated as of December 2, 1991

   3(b)        Certificate of Limited Partnership of the Registrant                    **

   10          Form of Leasing Agent Agreement with Cronos Containers Limited          ***

   27          Financial Data Schedule                                                 Filed with this document






------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No.33-42697)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)