Form 10-Q
period 1996-03-31
IEA INCOME FUND XII LP
filed 1996-05-15
CIK 879045

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


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

                            IEA INCOME FUND XII, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                                                      PAGE

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995                            4

          Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)      6

          Notes to Financial Statements (unaudited)                                                    7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                  10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                            12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1996 and December 31, 1995, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995.

                            IEA INCOME FUND XII, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                March 31,      December 31,
                                                                   1996           1995
                                                                   ----           ----

                   Assets
                   ------
Current assets:

    Cash, includes $649,859 at March 31, 1996 and $459,603
       at December 31, 1995 in interest-bearing accounts       $    660,095      $    459,786
    Short-term investments                                        1,825,000         2,367,716
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                            1,349,966         1,300,391
                                                               ------------      ------------

           Total current assets                                   3,835,061         4,127,893
                                                               ------------      ------------

Container rental equipment, at cost                              63,290,704        63,426,137
    Less accumulated depreciation                                13,264,797        12,361,962
                                                               ------------      ------------
       Net container rental equipment                            50,025,907        51,064,175
                                                               ------------      ------------

Organizational costs, net                                           326,465           386,749
                                                               ------------      ------------

                                                               $ 54,187,433      $ 55,578,817
                                                               ============      ============

      Liabilities and Partners' Capital
      ---------------------------------

Current liabilities

    Accrued expenses                                           $    430,500      $    430,500
    Due to general partner (notes 1 and 3)                          658,382           889,475
    Due to manufacturer                                                --             221,850
                                                               ------------      ------------

           Total current liabilities                              1,088,882         1,541,825
                                                               ------------      ------------

Partners' capital (deficit):

    General partner                                                 (45,272)          (58,767)
    Limited partners                                             53,143,823        54,095,759
                                                               ------------      ------------

           Total partners' capital                               53,098,551        54,036,992
                                                               ------------      ------------

                                                               $ 54,187,433      $ 55,578,817
                                                               ============      ============



        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three Months Ended
                                                     March 31,       March 31,
                                                       1996            1995
                                                       ----            ----


Net lease revenue (notes 1 and 4)                    $1,862,918     $2,148,943

Other operating expenses:

   Depreciation                                         984,261        980,594
   Other general and administrative expenses             23,397         30,038
                                                     ----------     ----------
                                                      1,007,658      1,010,632
                                                     ----------     ----------

     Earnings from operations                           855,260      1,138,311

Other income:

   Interest income                                       32,449         36,560
   Net gain on disposal of equipment                     23,110          2,321
                                                     ----------     ----------
                                                         55,559         38,881
                                                     ----------     ----------

     Net earnings                                    $  910,819     $1,177,192
                                                     ==========     ==========

Allocation of net earnings:

   General partner                                   $  105,957     $   88,040
   Limited partners                                     804,862      1,089,152
                                                     ----------     ----------

                                                     $  910,819     $1,177,192
                                                     ==========     ==========

Limited partners' per unit share of net earnings     $      .23     $      .31
                                                     ==========     ==========



        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                    ------------------
                                                                  March 31,        March 31,
                                                                    1996              1995
                                                                    ----              ----


Net cash provided by operating activities                        $ 1,804,482      $ 2,174,018


Cash flows provided by (used in) investing activities:

   Proceeds from sale of container rental equipment                  155,314           40,487
   Purchase of container rental equipment                           (221,850)            --
   Acquisition fees paid to general partner                         (231,093)            --
                                                                 -----------      -----------


         Net cash provided by (used in) investing activities        (297,629)          40,487
                                                                 -----------      -----------


Cash flows used in financing activities:

   Distribution to partners                                       (1,849,260)      (1,849,260)
                                                                 -----------      -----------


Net increase (decrease) in cash and cash equivalents                (342,407)         365,245


Cash and cash equivalents at January 1                             2,827,502        2,160,789
                                                                 -----------      -----------


Cash and cash equivalents at March 31                            $ 2,485,095      $ 2,526,034
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

          The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.



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




                                                                     (Continued)

                            IEA INCOME FUND XII, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

      (2) Net Lease Receivables Due from Leasing Company

          Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1996 and December 31, 1995 were as follows:





                                                              March 31,    December 31,
                                                                1996           1995

           Lease receivables, net of doubtful accounts
              of $371,114 at March 31, 1996 and $343,373
              at December 31, 1995                            $2,652,777     $2,675,630
           Less:
           Direct operating payables and accrued expenses        697,023        746,823
           Damage protection reserve                             249,788        241,172
           Base management fees                                  306,385        334,219
           Reimbursed administrative expenses                     49,615         53,025
                                                              ----------     ----------

                                                              $1,349,966     $1,300,391
                                                              ==========     ==========



      (3) Due to General Partner

          The amounts due to CCC at March 31, 1996 and December 31, 1995 consist of acquisition fees.



                                                                     (Continued)

                            IEA INCOME FUND XII, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4)        Net Lease Revenue

           Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1996 and 1995 was as follows:

                                                      Three Months Ended
                                                      ------------------
                                                   March 31,       March 31,
                                                     1996            1995
                                                     ----            ----


           Rental revenue                          $2,816,426     $2,944,604

           Rental equipment operating expenses        606,934        422,326
           Base management fees                       192,140        211,000
           Reimbursed administrative expenses         154,434        162,335
                                                   ----------     ----------

                                                   $1,862,918     $2,148,943
                                                   ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1996 and December 31, 1995.

      At March 31, 1996, the Registrant had $2,485,095 in cash and cash equivalents, a decrease of $342,407 from the December 31, 1995 cash balances. During the first quarter of 1996, the Registrant expended $221,850 of cash generated from sales proceeds to pay for containers accepted during the fourth quarter of 1995. At March 31, 1996, the Registrant had approximately $212,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1996, the Registrant will continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

      Net lease receivables at March 31, 1996 increased when compared to December 31, 1995, as cash collections of outstanding receivables slowed. Additionally, a decline in direct operating payables and base management fees of $49,800 and $27,834, respectively, also contributed to the increase in net lease receivables.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first quarter of 1996. At March 31, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's dry cargo container utilization rate from 89% at December 31, 1995 to 83% at March 31, 1996. The Registrant's refrigerated container utilization rate declined from 97% at December 31, 1995 to 91% at March 31, 1996. During the first quarter of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. The Leasing Company expects the Registrant to recognize the benefits of these efforts during the next few quarters of 1996. However, base per-diem rental rates have recently become subject to downward pressures within the container leasing market. A reduction in per-diem rental rates, combined with current utilization levels, could impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three-month period ended March 31, 1996 and the three-month period ended March 31, 1995.

      Net lease revenue for the first quarter of 1996 was $1,862,918, a decline of approximately 13% from the first quarter of 1995. Gross rental revenue (a component of net lease revenue) for the quarter was $2,816,426, a decline of 4% from the same period last year. During 1996, gross rental revenue was primarily impacted by the Registrant's lower dry cargo and refrigerated utilization rates. Average dry cargo container per-diem rental rates declined approximately 2% when compared to the same period in the prior year. Average refrigerated container per-diem rates declined approximately 2% when compared to the same period in the prior year.

      The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1996 and 1995 were as follows:


                                                      Three Months Ended
                                                      ------------------
                                                      March 31,    March 31,
                                                        1996         1995
                                                        ----         ----

             Average Fleet Size (measured in
                twenty-foot equivalent units (TEU))
                   Dry cargo containers                 20,317      20,395
                   Refrigerated containers                 813         815
             Average Utilization

                   Dry cargo containers                     83%         90%
                   Refrigerated containers                  91%         99%



      Rental equipment operating expenses were 22% of the Registrant's gross lease revenue during the three-month period ended March 31, 1996, as compared to 14% during the three-month period ended March 31, 1995. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning.

      The Registrant disposed of 24 twenty-foot, 15 forty-foot, and two high-cube dry cargo containers during the first quarter of 1996, as compared to 13 twenty-foot and four forty-foot dry cargo containers during the same period in the prior year.

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


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of December 2, 1991

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   10          Form of Leasing Agent Agreement with Cronos Containers Limited                     ***

   27          Financial Data Schedule                                                            Filed with this document



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996



- -----------------------

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

                                  IEA INCOME FUND XII, L.P.

                                  By     Cronos Capital Corp.
                                         The General Partner

                                  By      /s/ JOHN KALLAS
                                         ---------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  May 14, 1996

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







- -----------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)