Form 10-Q
period 1996-06-30
IEA INCOME FUND XII LP
filed 1996-08-13
CIK 879045

                                                                         FUND 12


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______  TO ______


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

                           IEA INCOME FUND XII, L.P.

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1996

                               TABLE OF CONTENTS





                                                                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                        4

          Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)          5

          Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)                    6

          Notes to Financial Statements (unaudited)                                                               7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                  10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                       12


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

                           IEA INCOME FUND XII, L.P.

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                                            June 30,         December 31,
                                                                              1996               1995
                                                                          -----------        ------------
                      Assets
                      ------
Current assets:
    Cash, includes $376,883 at June 30, 1996 and $459,603
         at December 31, 1995 in interest-bearing accounts                $   377,135        $   459,786
    Short-term investments                                                  1,877,234          2,367,716
    Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                    1,334,468          1,300,391
                                                                          -----------        -----------

             Total current assets                                           3,588,837          4,127,893
                                                                          -----------        -----------

Container rental equipment, at cost                                        63,242,866         63,426,137
    Less accumulated depreciation                                          14,168,915         12,361,962
                                                                          -----------        -----------
         Net container rental equipment                                    49,073,951         51,064,175
                                                                          -----------        -----------
Organizational costs, net                                                     266,180            386,749
                                                                          -----------        -----------
                                                                          $52,928,968        $55,578,817
                                                                          ===========        ===========
    Liabilities and Partners' Capital
    ---------------------------------

Current liabilities:
    Accrued expenses                                                      $   445,203        $   430,500
    Due to general partner (notes 1 and 3)                                    438,382            889,475
    Due to manufacturer                                                             -            221,850
                                                                          -----------        -----------
             Total current liabilities                                        883,585          1,541,825
                                                                          -----------        -----------
Partners' capital (deficit):
    General partner                                                           (45,040)           (58,767)
    Limited partners                                                       52,090,423         54,095,759
                                                                          -----------        -----------
             Total partners' capital                                       52,045,383         54,036,992
                                                                          -----------        -----------
                                                                          $52,928,968        $55,578,817
                                                                          ===========        ===========



        The accompanying notes are an integral part of these statements.

                           IEA INCOME FUND XII, L.P.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                      Three Months Ended            Six Months Ended
                                                  ------------------------       -----------------------
                                                    June 30,      June 30,        June 30,     June 30,
                                                     1996          1995             1996         1995
                                                  ----------    ----------       ----------   ----------
Net lease revenue (notes 1 and 4)                 $1,759,415    $2,200,238       $3,622,333   $4,349,181

Other operating expenses:
    Depreciation                                     982,926       987,389        1,967,187    1,967,983
    Other general and administrative expenses         24,795        40,796           48,192       70,834
                                                  ----------    ----------       ----------   ----------
                                                   1,007,721     1,028,185        2,015,379    2,038,817
                                                  ----------    ----------       ----------   ----------
         Earnings from operations                    751,694     1,172,053        1,606,954    2,310,364

Other income:
    Interest income                                   33,525        36,435           65,974       72,995
    Net gain on disposal of equipment                 10,872        10,422           33,982       12,743
                                                  ----------    ----------       ----------   ----------
                                                      44,397        46,857           99,956       85,738
                                                  ----------    ----------       ----------   ----------
         Net earnings                             $  796,091    $1,218,910       $1,706,910   $2,396,102
                                                  ==========    ==========       ==========   ==========
Allocation of net earnings:
    General partner                               $   92,695    $   96,477       $  198,652   $  184,517
    Limited partners                                 703,396     1,122,433        1,508,258    2,211,585
                                                  ----------    ----------       ----------   ----------
                                                  $  796,091    $1,218,910       $1,706,910   $2,396,102
                                                  ==========    ==========       ==========   ==========
Limited partners' per unit share of net earnings  $      .20    $      .32       $      .43   $      .63
                                                  ==========    ==========       ==========   ==========



        The accompanying notes are an integral part of these statements.

                           IEA INCOME FUND XII, L.P.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                    Six Months Ended
                                                                              ----------------------------
                                                                                 June 30,        June 30,
                                                                                  1996             1995
                                                                              -----------      -----------
Net cash provided by operating activities                                     $ 3,554,524      $ 4,452,088

Cash flows provided by (used in) investing activities:
    Proceeds from sale of container rental equipment                              243,806           89,905
    Purchases of container rental equipment                                      (221,850)         (56,925)
    Acquisition fees paid to general partner                                     (451,093)        (349,846)
                                                                              -----------      -----------
           Net cash used in investing activities                                 (429,137)        (316,866)
                                                                              -----------      -----------
Cash flows used in financing activities:
    Distribution to partners                                                   (3,698,520)      (3,698,520)
                                                                              -----------      -----------
Net increase (decrease) in cash and cash equivalents                             (573,133)         436,702

Cash and cash equivalents at January 1                                          2,827,502        2,160,789
                                                                              -----------      -----------
Cash and cash equivalents at June 30                                          $ 2,254,369      $ 2,597,491
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

     (b)  Leasing Company and Leasing Agent Agreement

          The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re- leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards
          (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per- diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

     (c)  Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.

          The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.
                                                                     (Continued)

                           IEA INCOME FUND XII, L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                                 June 30,     December 31,
                                                                  1996            1995
                                                                ----------    ------------
     Lease receivables, net of doubtful accounts
          of $381,119 at June 30, 1996 and $343,373 at
          December 31, 1995                                     $2,597,267    $2,675,630
     Less:
     Direct operating payables and accrued expenses                708,879       746,823
     Damage protection reserve                                     202,244       241,172
     Base management fees                                          303,121       334,219
     Reimbursed administrative expenses                             48,555        53,025
                                                                ----------    ----------
                                                                $1,334,468    $1,300,391
                                                                ==========    ==========


(3)  Due to General Partner

     The amounts due to CCC at June 30, 1996 and December 31, 1995 consist of acquisition fees.
                                                                    (Continued)

                           IEA INCOME FUND XII, L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(4)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1996 and 1995 was as follows:

                                                         Three Months Ended            Six Months Ended
                                                     -------------------------     -----------------------
                                                       June 30,       June 30,       June 30,    June 30,
                                                        1996           1995           1996         1995
                                                     ----------     ----------     ----------   ----------
             Rental revenue                          $2,726,723     $3,117,040     $5,543,149   $6,061,644

             Rental equipment operating expenses        635,453        545,283      1,242,387      967,609
             Base management fees                       186,487        206,321        378,627      417,321
             Reimbursed administrative expenses         145,368        165,198        299,802      327,533
                                                     ----------     ----------     ----------   ----------
                                                     $1,759,415     $2,200,238     $3,622,333   $4,349,181
                                                     ==========     ==========     ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

     At June 30, 1996, the Registrant had $2,254,369 in cash and cash equivalents, a decrease of $573,133 from the December 31, 1995 cash balances. During the first six months of 1996, the Registrant expended $221,850 of cash generated from sales proceeds to pay for containers accepted during the fourth quarter of 1995. The Registrant has committed to purchase an additional 40 forty-foot marine dry cargo containers during the third quarter of 1996, at an aggregate manufacturer's invoice cost of $153,600. These containers will be paid for using cash generated from equipment sales and reserved as part of its June 30, 1996 cash balances. Throughout the remainder of 1996, the Registrant may use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair. Amounts not used to purchase and replace containers may be distributed to its partners.

     Net lease receivables at June 30, 1996 declined when compared to December 31, 1995, primarily as a result of the Registrant's declining operating results during the first six months of 1996. The Registrant's cash distribution from operations for the second quarter of 1996 was 9% (annualized) of the limited partners' original capital contribution, a decline from the first quarter 1996 distribution of 10% (annualized).

     The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first six months of 1996. At June 30, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the average utilization rate for the Registrant's dry cargo containers from 85% at December 31, 1995, to 83% at June 30, 1996. The average utilization rate for the Registrant's refrigerated container fleet declined from 93% at December 31, 1995, to 89% at June 30, 1996. Base per-diem rates have become subject to downward pressures arising from a soft container leasing market. During the first six months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. Accordingly, ancillary per-diems have fluctuated, favoring a downward trend, while free-day incentives offered to shipping companies have risen. Currently, there are no visible signs of improvements in the leasing market and hence further downward pressure on rental rates can be expected in the ensuing quarters. As a result, these leasing markets conditions will continue to impact the Registrant's results from operations during the remainder of 1996.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1996 and the three and six-month periods ended June 30, 1995.

     Net lease revenue for the three and six-month periods ended June 30, 1996 was $1,759,415 and $3,622,333, respectively, a decline of approximately 20% and 17% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1996 was $2,726,723 and $5,543,149, respectively, a decline of 13% and 9% from the same periods in the prior year, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's lower per-diem rental rates and utilization levels for both the dry cargo and refrigerated container fleets. Average dry cargo container per-diem rental rates declined approximately 3% in each of the three and six- month periods ended June 30, 1996, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates declined approximately 1% in each of the three and six-month periods ended June 30, 1996, respectively, when compared to the same periods in the prior year.

The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1996 and 1995 were as follows:

                                                                Three Months Ended           Six Months Ended
                                                               ---------------------      -----------------------
                                                               June 30,     June 30,      June 30,       June 30,
                                                                 1996         1995          1996           1995
                                                               --------     --------      --------       --------
         Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))
                 Dry cargo containers                           20,285      20,391         20,301         20,396
                 Refrigerated cargo containers                     813         815            813            815
         Average Utilization
                 Dry cargo containers                               83%         91%            83%            90%
                 Refrigerated cargo containers                      89%         99%            90%            99%


Rental equipment operating expenses were 23% and 22% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1996, respectively, as compared to 17% and 16% during the three and six-month periods ended June 30, 1995, respectively. This increase was largely attributable to a decline in gross lease revenue resulting from lower per-diem rates, a downward trend in ancillary per-diems, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's operating performance contributed to the decline in base management fees, when compared to the same periods in the prior year.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
        No.                                 Description                                    Method of Filing
     -------                                -----------                                    ----------------

       3(a)      Limited  Partnership  Agreement of  the  Registrant,  amended and         *
                 restated as of December 2, 1991

       3(b)      Certificate of Limited Partnership of the Registrant                      **

       10        Form of Leasing Agent Agreement with Cronos Containers Limited            ***

       27        Financial Data Schedule                                                   Filed with this document


(b)  Report on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.



- -------------------

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



                                   IEA INCOME FUND XII, L.P.

                                   By    Cronos Capital Corp.
                                         The General Partner



                                   By    /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer



Date:  August 13, 1996

                                 EXHIBIT INDEX

Exhibit
  No.                                 Description                                    Method of Filing
- -------                               -----------                                    ----------------
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



- ----------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)