Form 10-Q
period 1996-09-30
IEA INCOME FUND XII LP
filed 1996-11-12
CIK 879045

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                            IEA INCOME FUND XII, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

          Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995                                     4

          Statements of Operations for the three and nine months ended September 30, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)                6

          Notes to Financial Statements (unaudited)                                                                 7

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations                    10


PART II - OTHER INFORMATION

Item 5    Other Materially Important Events                                                                        12

Item 6    Exhibit and Reports on Form 8-K                                                                          12

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                            IEA INCOME FUND XII, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                September 30,        December 31,
                                                                                    1996                1995
                                                                                -------------        ------------
                   Assets

Current assets:
     Cash, includes $492,808 at September 30, 1996 and $459,603
         at December 31, 1995 in interest-bearing accounts                      $   493,229              459,786
     Short-term investments                                                       1,838,400            2,367,716
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                          1,152,907            1,300,391
                                                                                -----------           ----------

              Total current assets                                                3,484,536            4,127,893
                                                                                -----------           ----------

Container rental equipment, at cost                                              63,202,036           63,426,137
     Less accumulated depreciation                                               15,058,876           12,361,962
                                                                                -----------           ----------
         Net container rental equipment                                          48,143,160           51,064,175
                                                                                -----------           ----------

Organizational costs, net                                                           205,896              386,749
                                                                                -----------          -----------

                                                                                $51,833,592          $55,578,817
                                                                                ===========          ===========
     Liabilities and Partners' Capital

Current liabilities:
     Accrued expenses                                                           $   453,246          $   430,500
     Due to general partner (notes 1 and 3)                                         338,382              889,475
     Due to manufacturer                                                                 --              221,850
                                                                                -----------          -----------

              Total current liabilities                                             791,628            1,541,825
                                                                                -----------          -----------
Partners' capital (deficit):
     General partner                                                                (31,888)             (58,767)
     Limited partners                                                            51,073,852           54,095,759
                                                                                -----------          -----------

              Total partners' capital                                            51,041,964           54,036,992
                                                                                -----------          -----------

                                                                                $51,833,592          $55,578,817
                                                                                ===========          ===========


        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                            Three Months Ended                Nine Months Ended
                                                     -------------------------------    ------------------------------
                                                     September 30,     September 30,    September 30,    September 30,
                                                          1996             1995             1996             1995
                                                     ------------     --------------    -------------    -------------
Net lease revenue (notes 1 and 4)                    $1,674,886         $2,249,891        $5,297,219       $6,599,072
Other operating expenses:
   Depreciation and amortization                        982,278          1,382,410         2,949,465        3,350,393
   Other general and administrative expenses             26,974             11,864            75,166           82,698
                                                     ----------         ----------        ----------       ----------
                                                      1,009,252          1,394,274         3,024,631        3,433,091
                                                     ----------         ----------        ----------       ----------
     Earnings from operations                           665,634            855,617         2,272,588        3,165,981
Other income:
   Interest income                                       33,503             34,582            99,477          107,577
   Net gain on disposal of equipment                     23,421             32,049            57,403           44,792
                                                     ----------         ----------        ----------       ----------
                                                         56,924             66,631           156,880          152,369
                                                     ----------         ----------        ----------       ----------
     Net earnings                                    $  722,558         $  922,248        $2,429,468       $3,318,350
                                                     ==========         ==========        ==========       ==========
Allocation of net earnings:
   General partner                                   $   99,452         $  114,922        $  298,104       $  299,439
   Limited partners                                     623,106            807,326         2,131,364        3,018,911
                                                     ----------         ----------        ----------       ----------
                                                     $  722,558         $  922,248        $2,429,468       $3,318,350
                                                     ==========         ==========        ==========       ==========
Limited partners' per unit share of net earnings     $      .18         $      .23        $      .61       $      .86
                                                     ==========         ==========        ==========       ==========

        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                Nine Months Ended
                                                          ------------------------------
                                                          September 30,    September 30,
                                                              1996             1995
                                                          -------------    -------------
Net cash provided by operating activities                  $ 5,438,544      $ 6,718,473

Cash flows provided by (used in) investing activities:
   Proceeds from sale of container rental equipment            351,726          246,338
   Purchase of container rental equipment                     (306,330)         (59,771)
   Acquisition fees paid to general partner                   (555,317)        (722,000)
                                                           -----------      -----------

         Net cash used in investing activities                (509,921)        (535,433)
                                                           -----------      -----------

Cash flows used in financing activities:
   Distribution to partners                                 (5,424,496)      (5,547,780)
                                                           -----------      -----------

Net increase (decrease) in cash and cash equivalents          (495,873)         635,260

Cash and cash equivalents at January 1                       2,827,502        2,160,789
                                                           -----------      -----------

Cash and cash equivalents at September 30                  $ 2,331,629      $ 2,796,049
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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                                 September 30,       December 31,
                                                                     1996               1995
                                                                 -------------       ------------
      Lease receivables, net of doubtful accounts
          of $333,771 at September 30, 1996 and $343,373 at
          December 31, 1995                                       $2,344,091          $2,675,630
      Less:
      Direct operating payables and accrued expenses                 680,742             746,823
      Damage protection reserve                                      185,018             241,172
      Base management fees                                           278,540             334,219
      Reimbursed administrative expenses                              46,884              53,025
                                                                  ----------          ----------
                                                                  $1,152,907          $1,300,391
                                                                  ==========          ==========


(3)   Due to General Partner

      The amounts due to CCC at September 30, 1996 and December 31, 1995 consist of acquisition fees.


                                                                     (Continued)

                            IEA INCOME FUND XII, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1996 and 1995 was as follows:

                                            Three Months Ended              Nine Months Ended
                                       ----------------------------  ----------------------------
                                       September 30,  September 30,  September 30,  September 30,
                                           1996           1995           1996           1995
                                       -------------  -------------  -------------  -------------
Rental revenue                          $2,656,463     $3,138,632     $8,199,612     $9,200,276
Rental equipment operating expenses        653,221        486,440      1,895,608      1,454,049
Base management fees                       179,780        212,659        558,407        629,980
Reimbursed administrative expenses         148,576        189,642        448,378        517,175
                                        ----------     ----------     ----------     ----------
                                        $1,674,886     $2,249,891     $5,297,219     $6,599,072
                                        ==========     ==========     ==========     ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

      At September 30, 1996, the Registrant had $2,331,629 in cash and cash equivalents, a decrease of $495,873 from the December 31, 1995 cash balances. During the first nine months of 1996, the Registrant expended $306,330 of cash generated from sales proceeds to pay for additional dry cargo containers. At September 30, 1996, the Registrant committed to purchase an additional 68 twenty-foot, 23 forty-foot, and 22 forty-foot high-cube dry cargo containers, replacing containers which have been lost or damaged beyond repair, at an aggregate manufacturer's invoice cost of $323,975. Approximately $324,000 in cash generated from equipment sales, reserved as part of the Registrant's September 30, 1996 cash balances, will be used to finance these purchases. Throughout the remainder of 1996, the Registrant may use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair. Amounts not used to purchase and replace containers may be distributed to its partners.

      Net lease receivables at September 30, 1996 declined when compared to December 31, 1995. Contributing to this decline were favorable collections of the Registrant's lease receivables and the Registrant's declining operating results during the first nine months of 1996. The Registrant's cash distribution from operations for the third quarter of 1996, payable in the fourth quarter of 1996, was 9% (annualized) of the limited partners' original capital contribution, consistent with the 1996 second quarter distribution.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. Indicative of the cyclical nature of the container leasing business, containerized trade slowed in the last quarter of 1995, and excess inventories began to develop. This slowdown has resulted in reduced equipment utilization and lower per-diem rental rates in the container leasing industry during the first nine months of 1996. Accordingly, the Registrant's average dry cargo container utilization rate declined from 85% at December 31, 1995, to 83% at September 30, 1996. The refrigerated container utilization rate declined from 93% at December 31, 1995, to 89% at September 30, 1996. During the first nine months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter the market conditions. Ancillary revenues have fallen, and free-day incentives offered to the shipping lines have increased. In addition, rental equipment operating expenses of the Registrant have increased due to higher storage and handling costs associated with the off-hire fleet, and increased repositioning costs. These leasing market conditions are expected to adversely impact the Registrant's results from operations through the remainder of 1996 and into 1997.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

      Net lease revenue for the three and nine-month periods ended September 30, 1996 was $1,674,886 and $5,297,219, respectively, a decline of approximately 26% and 20% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1996 was $2,656,463 and $8,199,612, respectively, a decline of 15% and 11% from the same periods in the prior year, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's lower per-diem rental rates and utilization levels for both the dry cargo and refrigerated container fleets. Average dry cargo container per-diem rental rates declined approximately 6% and 3%, when compared to the three and nine-month periods ended September 30, 1996, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates declined approximately 2% in each of the three and nine-month periods ended September 30, 1996, respectively, when compared to the same periods in the prior year.

The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1996 and 1995 were as follows:


                                              Three Months Ended              Nine Months Ended
                                          ----------------------------   -----------------------------
                                          September 30,  September 30,   September 30,    September 30,
                                              1996           1995             1996            1995
                                          -------------  -------------   -------------    ------------
Average Fleet Size (measured in
  twenty-foot equivalent units (TEU))
    Dry cargo containers                      20,295         20,340        20,299         20,379
    Refrigerated containers                      811            815           812            815
Average Utilization
    Dry cargo containers                          82%            89%           83%            90%
    Refrigerated containers                       88%            95%           89%            98%

Rental equipment operating expenses were 25% and 23% of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1996, respectively, as compared to 15% and 16% during the three and nine-month periods ended September 30, 1995, respectively. These increases were largely attributable to a decline in gross lease revenue resulting from lower utilization rates, lower per-diem rates, a downward trend in ancillary revenue, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's operating performance contributed to the decline in base management fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION


Item 5.   Other Materially Important Events

          Equipment Acquisitions

          During the three-month period ended September 30, 1996, the Registrant purchased 22 forty-foot dry cargo containers at an average cost of $3,840 per container.


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
   3(a)     Limited Partnership Agreement of the Registrant, amended and              *
            restated as of December 2, 1991

   3(b)     Certificate of Limited Partnership of the Registrant                      **

   10       Form of Leasing Agent Agreement with Cronos Containers Limited            ***

   27       Financial Data Schedule                                                   Filed with this document



(b)   Report on Form 8-K

      In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the three-month period ended September 30, 1996.





-----------------


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



                                   IEA INCOME FUND XII, L.P.

                                   By  Cronos Capital Corp.
                                       The General Partner



                                   By  /s/ JOHN KALLAS
                                       ----------------------------------------
                                       John Kallas
                                       Vice President, Treasurer
                                       Principal Financial & Accounting Officer



Date:  November 11, 1996

                                  EXHIBIT INDEX



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







--------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)