Form 10-K
period 1996-12-31
IEA INCOME FUND XII LP
filed 1997-06-16
CIK 879045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 $ 250.00

                   For the fiscal year ended December 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ___________ to ___________.
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

           Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
         Title of each class                      which registered
         -------------------                      ----------------
            Not Applicable
         -------------------                 ------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTERESTS
             -------------------------------------------------------
                                (Title of Class)

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

                                        Certificate of Limited Partnership of IEA Income Fund XII, L.P., filed as
                                        Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

                                        Form of Leasing Agent Agreement with Cronos Containers Limited, filed as
                                        Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)
PART II
Item 9 -     Changes in and Dis-        Current Report on Form 8-K of IEA Income Fund XII, L.P., filed February 7, 1997 and
             agreements with            April 14, 1997, respectively, and Amendment No. 1 to Current Report on Form 8-K
             Accountants on             filed February 26, 1997.
             Accounting and
             Financial Disclosure

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

    The Registrant raised $70,271,880 in subscription proceeds. The following table sets forth the use of said subscription proceeds:

                                                                   Percentage of
                                                        Amount     Gross Proceeds
                                                     -----------   --------------
      Gross Subscription Proceeds                    $70,271,880          100.0%

      Public Offering Expenses:
          Underwriting Commissions                   $ 7,027,188           10.0%
          Offering and Organization Expenses         $ 1,205,691            1.7%
                                                     -----------    -----------

          Total Public Offering Expenses             $ 8,232,879           11.7%
                                                     -----------    -----------

      Net Proceeds                                   $62,039,001           88.3%

      Acquisition Fees                               $   606,788            0.9%

      Working Capital Reserve                        $   753,431            1.1%
                                                     -----------    -----------

      Gross Proceeds Invested in Equipment           $60,678,782           86.3%
                                                     ===========    ===========

    The general partner of the Registrant is Cronos Capital Corp. ("CCC"), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of The Cronos Group, a Luxembourg company. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg ("the Holding Company") and are collectively referred to as the "Group". The activities of the container division of the Group are managed through the Group's subsidiary in the United Kingdom, Cronos Containers Limited ("the Leasing Company"). The Leasing Company manages the leasing operations of all equipment owned or managed by the Group on its own behalf or on behalf of other third-party container owners, including all other programs organized by CCC.

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

    Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel. They are constructed to carry a wide variety of cargos ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods and tank containers for the carriage of liquid cargo. Dry cargo containers constitute approximately 87% of the worldwide container fleet. Refrigerated and tank containers constitute approximately 6% of the worldwide container fleet, with open-tops and other specialized containers constituting the remainder.

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

    The logistical advantages and reduced freight rates brought about by containerization have been a major catalyst for world trade growth during the last twenty-five years, which in turn has generated increased demand for containerization. The world container fleet has grown from an estimated 270 thousand TEU in 1969 to 10 million TEU in 1996, and according to industry data, growth of containerized shipping since 1987 has generally averaged two to three times that of average GDP growth in industrialized countries.

    The rapid growth of containerization began with the standardization of equipment sizes by international agreement in the late 1960's. Initially confined to the highly competitive trade routes among the industrialized nations, containerization expanded into substantially all free-world trade routes by the early 1970's.

    Throughout the decade of the 1970's, conversion from break bulk shipping methods to containers gained momentum in an environment of generally robust growth in world trade (except during the 1975-76 world-wide recession). Both shipping lines and container leasing companies responded to this growing market demand with major container purchases, while container manufacturers substantially boosted production capacity.

    During the early and mid-1980's, the container industry encountered alternating periods of slow trade growth, creating excess container capacity, followed by periods of economic recovery. From the late 1980s to 1991, the container industry generally experienced a balance in supply and demand for equipment. In 1992, companies embarked on ambitious container production programs encouraged by positive economic forecasts and the profitability of the industry in previous years. This produced an oversupply of containers as some of the major world economies slipped into recession and ocean carriers and leasing companies built up large container inventories. During 1993, container purchasing declined, generally helping to reduce the oversupply of containers.

    During 1994 and 1995, the world's major industrialized nations emerged from a global economic recession. Consequently, excess equipment inventories that had resulted from the sluggish growth in world trade during 1992 and 1993, as well as increased production capacity, were absorbed. Since 1995, the container industry's fleet grew from a size of approximately nine million TEU to approximately ten million TEU, equivalent to a growth of almost 11%, representing one of the industry's largest fleet expansions to date. The primary factor driving demand during 1995 and 1996 has been the steady introduction of new containership tonnage, which grew at a rate comparable to the container industry's fleet. However, the growth in the container industry's fleet, as well as containership tonnage, outpaced increases in worldwide containerized trade, estimated to be approximately 8%-10% during 1995 and 6-7% during 1996. As a result, a general surplus capacity arose, in both containership tonnage and containers, contributing to the current recession that has impacted the container leasing industry. Additionally, during 1995 and 1996, container prices steadily declined to levels not seen in a decade, resulting in ocean carriers purchasing boxes for their own account, further reducing the demand for leased containers and since mid-1995, contributing to a decline in container utilization and per-diem rental rates throughout the container leasing industry.

    The Registrant believes that growth of containerization will continue in subsequent years for the following reasons:

    o Lower freight rates resulting from containerization are generating new cargos that previously were not economical to export. Containerization provides inexpensive, timely and secure transport to manufacturers allowing them to take advantage of regional opportunities in technology or labor, and to move products to different locations at various stages of production;

    o Intermodal traffic is expected to continue to grow, and industrialized countries are continuing to improve intermodal infrastructure (i.e., railways, roads and ports);

    o Shippers continue to demand transportation of cargo by containers rather than break-bulk;

    o Countries with rapidly-growing economies in emerging markets are continuing to build new container port facilities that accommodate an increased flow of containerized trade; and

    o Recent trade agreements, such as the North American Free Trade Agreement ("NAFTA") and the General Agreement on Tariffs and Trade ("GATT"), should further stimulate world trade, and, therefore containerized trade.

    The container leasing industry has been a significant contributor to the growth of containerization, and, in 1996, had an approximately 46% share of the total world container fleet with ocean carriers holding most of the remainder. To an ocean carrier, the primary benefits of leasing rather than owning containers are the following:

    o Reduced Capital Expenditures. Leasing is an attractive option to ocean carriers because ownership of containers requires significant capital expenditures. Carriers constantly evaluate their investment strategy, with container purchasing competing directly with other expenditure requirements, such as ship purchases, ship conversions and terminal improvements. Container leasing allows ocean carriers to invest capital in assets that are more central to their business.

    o Improved Asset Management. Trade flow imbalances and seasonal demands frequently leave ocean carriers with regional surpluses or shortages of containers, requiring costly repositioning of empty containers. Leasing companies help ocean carriers manage these trade imbalances by providing the inventory to service demand, reducing the costs of maintaining local inventories and minimizing repositioning expenses. By matching different carriers' container needs, leasing companies can reduce their own risks of container inventory imbalances and seasonality through a portfolio of lessees as well as variations in lease terms.

    o Increased Container Fleet Flexibility. Ocean carriers benefit from the variety of lease types offered by leasing companies such as the master lease, long-term and short-term lease and direct financing lease. These various leases give ocean carriers flexibility in sizing their fleets while minimizing capital costs. For example, master lease agreements give ocean carriers the option of adjusting the size of their fleets, with the flexibility to pick-up and drop-off containers at various locations around the world.

    Dry cargo containers are the most-commonly used type of container in the shipping industry. The Registrant's dry cargo container fleet is constructed of all Corten(R)steel (Corten(R)roofs, walls, doors and undercarriage), a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

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

    Before any repair or refurbishment is authorized on older containers in the Registrant's fleet, the Leasing Company's technical and operations staff reviews the age, condition and type of container and its suitability for continued leasing. The Leasing Company compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the appropriate decision whether to repair or sell the container.

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

    Of the 9,183 twenty-foot, 5,324 forty-foot and 209 forty-foot high-cube marine dry cargo containers, as well as the 199 twenty-foot and 306 forty-foot refrigerated cargo containers owned by the Registrant as of December 31, 1996, 7,139 twenty-foot (or 78% thereof), 4,037 forty-foot (or 76% thereof) and 181 forty-foot high-cube marine dry cargo containers (or 87% thereof), and 157 twenty-foot (or 79% thereof) and 276 forty-foot refrigerated cargo containers (or 90% thereof) were on lease. The following table sets forth the information on the lease terms with respect to the containers on lease:

                                                              Number of
                                                              Containers
                                                              ----------
         20-Foot Dry Cargo Containers:
             Term Leases                                         1,096
             Master Leases                                       6,043

         40-Foot Dry Cargo Containers:
             Term Leases                                           417
             Master Leases                                       3,620

         40-Foot High-Cube Dry Cargo Containers:
             Term Leases                                             7
             Master Leases                                         174

         20-Foot Refrigerated Cargo Containers:
             Term Leases                                           141
             Master Leases                                          16

         40-Foot Refrigerated Cargo Containers:
             Term Leases                                           249
             Master Leases                                          27

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

    The Registrant's sales and marketing operations are conducted through the Leasing Company, in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Auckland; Genoa; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai. Each of the Leasing Company's area offices and dedicated agents is staffed with local people familiar with the customers and language of the region. The Leasing Company's marketing directors have been employed in the container industry in their respective regions for an average of 16 years, building direct personal relationships with the local ocean carriers and locally based representatives of other ocean carriers.

    The Leasing Company also maintains agency relationships with over 40 independent agents around the world, who are generally paid a commission based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. They are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

    In addition, the Leasing Company relies on the services of over 350 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company's area offices authorize all container movements into and out of the depot and supervise all repair and maintenance performed by the depot. The Leasing Company's technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a vital link to the Leasing Company's operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next, and the point when the Leasing Company's area offices report the container's movements onto the Leasing Company's equipment tracking system. The Leasing Company's computer system has the capability to accommodate future developments, such as allowing depots access to record directly on the system the on-hire and off-hire activity of containers delivered into the depot. It also has the capability of verifying the terms of redelivery authorized by the area offices. These functions are currently being performed by the Leasing Company's area offices.

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

    (c)(1)(vii) For the year ended December 31, 1996, no single lessee accounted for 10% or more of the Registrant's rental income. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

    The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Genstar Container Corp., Transamerica Leasing, Triton Container International Ltd., Textainer Corp. and others. In a series of recent consolidations, one of the major leasing companies, as well as some smaller ones, have been acquired by competitors. It is estimated that at the end of 1996, the ten largest leasing companies (including the Leasing Company) represented 93% of the global leased fleet. Genstar Container Corp. and Transamerica Leasing, the two largest container leasing companies, had approximately 47% of the worldwide leased container fleet at the end of 1996. Some of the Leasing Company's competitors have greater financial resources than the Leasing Company and may be more capable of offering lower per-diem rates on a larger fleet. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leasing.

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

    (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. CCC has 27 employees, consisting of 4 officers, 5 other managers and 18 clerical and staff personnel.

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

    Rental income from leases to foreign customers exceeded 90% of the Registrant's total rental income for the years 1996, 1995 and 1994. The Registrant believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Leasing Company's leases generally require all payments to be made in United States currency.

Item 2.  Properties

    As of December 31, 1996, the Registrant owned 9,183 twenty-foot, 5,324 forty-foot and 209 forty-foot high-cube marine dry cargo containers, as well as 199 twenty-foot and 306 forty-foot refrigerated containers, suitable for transporting cargo by rail, sea or highway. The average useful life and invoice cost of the Registrant's fleet at December 31, 1996 was as follows:

                                                       Estimated
                                                       Useful Life        Average Age       Average Cost
                                                       -----------        -----------       ------------
        20-Foot Dry Cargo Containers                   10-15 years          5 years          $  2,874
        40-Foot Dry Cargo Containers                   10-15 years          5 years          $  4,672
        40-Foot High-Cube Dry Cargo Containers         10-15 years          4 years          $  5,034
        20-Foot Refrigerated Cargo Containers          10-15 years          5 years          $ 18,813
        40-Foot Refrigerated Cargo Containers          10-15 years          5 years          $ 23,149

    During 1996, the Registrant invested a portion of its cash generated from sales proceeds to replace containers which had been lost or damaged beyond repair by purchasing 87 new twenty-foot and 22 new forty-foot marine dry cargo containers at an aggregate cost of $306,330. At December 31, 1996, the Registrant committed to purchase an additional 180 twenty-foot marine dry cargo containers, at an aggregate cost of approximately $389,000.

    Utilization by lessees of the Registrant's containers fluctuates over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 1996, utilization of the dry cargo and refrigerated container fleet averaged 82% and 89%, respectively.

    During 1996, the Registrant disposed of 155 twenty-foot, 40 forty-foot and one forty-foot high-cube marine dry cargo container, and one forty-foot refrigerated cargo container at an average book gain of $373 per container.

Item 3.  Legal Proceedings

    As reported by the Registrant in its Current Report on Form 8-K, filed with the SEC on February 7, 1997, as amended February 26, 1997, on February 3, 1997, Arthur Andersen, London, England, resigned as auditors of the Holding Company (The Cronos Group). In its letter of resignation, Arthur Andersen states that it was unable to obtain adequate information in response to inquiries it had made in connection with its audit of the Holding Company for the year ended December 31, 1996. In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Holding Company with the SEC.

    Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Holding Company for the purpose of investigating the matters discussed in such report and related matters. CCC does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable at this time to predict the outcome of the SEC's private investigation of the Holding Company.

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

    (a)(1)(ii) Inapplicable.

    (a)(1)(iii) Inapplicable.

    (a)(1)(iv) Inapplicable.

    (a)(1)(v) Inapplicable.

    (a)(2) Inapplicable.

    (b)  Holders

                                                         Number of Unit Holders
    (b)(1)  Title of Class                              as of December 31, 1996
            --------------                              -----------------------
            Units of limited partnership
                interests                                         5,053

    (c)  Dividends.

    Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6 below, "Selected Financial Data."

Item 6. Selected Financial Data

                                                                Year Ended December 31,
                                        --------------------------------------------------------------------------
                                           1996           1995           1994           1993              1992 (1)
                                        -----------    -----------    -----------    -----------       -----------
   Net lease revenue                    $ 6,979,978    $ 8,625,810    $ 8,549,385    $ 8,265,514       $ 3,092,588
   Net earnings                         $ 3,156,373    $ 4,762,818    $ 4,625,586    $ 4,266,697       $ 1,541,613
   Net earnings per unit of
        limited partnership interest    $      0.79    $      1.25    $      1.21    $      1.12       $       .98
   Cash distributions per unit of
        limited partnership interest    $      1.92    $      2.00    $      2.00    $      2.12       $      1.13
   At year-end:
   Total assets                         $50,805,865    $55,578,817    $59,093,096    $62,127,102       $68,576,548
   Partners' capital                    $50,104,535    $54,036,992    $56,671,214    $59,442,668       $63,006,464

    (1) For the period January 31, 1992 (commencement of operations) through December 31, 1992.

----------

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

    At December 31, 1996, the Registrant had $2,262,639 in cash and cash equivalents, a decrease of $564,863 and an increase of $101,850 from the December 31, 1995 and 1994 cash balances, respectively. During 1996, the Registrant expended $321,647 of cash generated from sales proceeds to pay for additional containers. At December 31, 1996, the Registrant committed to purchase an additional 180 dry cargo containers, replacing containers which have been lost or damaged beyond repair, at an aggregate manufacturers invoice cost of approximately $389,000. Approximately $367,000 in cash generated from equipment sales, reserved as part of the Registrant's December 31, 1996 cash balances, will be used to finance these purchases, in addition to cash generated from equipment sales during the first quarter of 1997. Throughout the remainder of 1997, the Registrant may use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair. Amounts not used to purchase and replace containers may be distributed to its partners.

    Cash distributions from operations are allocated 5% to the general partner and 95% to the limited partners. Distributions of sales proceeds are allocated 1% to the general partner and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners have received aggregate distributions in an amount equal to their capital contributions, plus a 10% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to the general partner and 85% to the limited partners, pursuant to Section 6.1(b) of the Partnership Agreement. Cash distribution from operations to the general partner in excess of 5% of distributable cash will be considered an incentive fee and compensation to the general partner.

    From inception through February 28, 1997, the Registrant has distributed $30,944,327 in cash from operations to its limited partners, or 44% of the Registrant's original limited partners' investment. Distributions are paid monthly, based primarily on each quarter's cash flow from operations. Distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. The Registrant's disposal activity should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

    Indicative of the cyclical nature of the container leasing business, the container lease market has followed a general downward trend since mid-1995. This downturn can be attributed to a fall in growth of containerized export trade from key markets in Asia and the impact resulting from a build-up of surplus containers at former high-demand locations. Leasing companies purchased record amounts of containers in 1994 and 1995, while purchasing a smaller number than ocean carriers and transport companies in 1996. During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account. This situation has characterized the latest industry downturn. These leasing market conditions are expected to continue throughout 1997, impacting the Registrant's liquidity and capital resources.

Results of Operations

1996 - 1995

    A fall in growth of containerized export trade from key Asian markets contributed to the container leasing market's downward trend during 1996. Also contributing to the sluggish container leasing market conditions were declining container prices, favorable interest rates and an abundance of available capital which resulted in ocean carriers and transport companies purchasing a larger share of containers for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. In order to counter these market conditions, the Leasing Company implemented various marketing strategies during 1996, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities, including the leasing of containers for local storage.

    As the leasing industry's equipment moved into surplus, ocean carriers and transport companies became increasingly selective about the age and condition of containers taken on-hire. Many have adopted a policy of only leasing containers of a certain age or less. It has been the Registrant's experience that in periods of weak demand, many lessees insist on equipment three to five years of age. Such criteria currently serves as a barrier to older equipment being taken on-hire, and did not materially impact the leasing opportunities of the Registrant's fleet, which averaged five years of age at December 31, 1996, or its results of operations. The primary component of the Registrant's results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers and is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Net lease revenue declined by approximately 19%, when compared to 1995 and is expected to decline in subsequent periods as current container leasing market conditions continue.

    Gross rental revenue, a component of net lease revenue, decreased from $12,200,962 in 1995 to $10,808,070 in 1996. The Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) was 21,101 TEU in 1996, as compared to 21,183 TEU in 1995. The Registrant's dry and refrigerated cargo container utilization rates decreased from averages of 89% and 99% during 1995, to averages of 82% and 89% during 1996, respectively. Dry cargo container per-diem rental rates declined 4% from 1995 levels, while refrigerated container per-diem rental rates remained unchanged. Rental equipment operating expenses, when measured as a percentage of rental revenue, increased due to higher storage and handling costs associated with the lower equipment utilization and increased repositioning costs.

    The Registrant disposed of 155 twenty-foot, 40 forty-foot and one forty-foot high-cube marine dry cargo containers, as well as one forty-foot refrigerated cargo container during 1996, as compared to 111 twenty-foot and 26 forty-foot and one forty-foot high-cube marine dry cargo containers during 1995. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

    As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

    The Parent Company is the indirect corporate parent of Cronos Capital Corp., the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the General Partner of the Registrant, Arthur Andersen confirmed to the General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

    The Registrant retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

    The Registrant does not, at this time, have sufficient information to respond to the concerns raised by Arthur Andersen with respect to its 1996 audit of the Parent Company or the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or the General Partner's and Leasing Company's ability to manage the Registrant's business and fleet in subsequent periods. However, the General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

    Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the past two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

    During the Registrant's two most recent fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

1995 - 1994

    In 1995, the Registrant's operations were impacted by its declining fleet size, increasingly competitive market conditions, including, but not limited to, the container leasing market's resistance to higher per-diem rental rates, an expanding supply of containers within the container industry, as well as increased efficiencies in the shipping industry.

    The Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) was 21,183 TEU, as compared to 21,198 TEU in 1994. The Registrant's dry cargo container utilization rates decreased slightly from an average of 90% during 1994 to an average of 89% during 1995. Refrigerated container utilization rates averaged 99% in 1995, unchanged from 1994. Dry cargo container per-diem rental rates decreased by less than 1% from 1994 levels. Refrigerated container per-diem rental rates declined approximately 2% from 1994 levels. Despite the fluctuations and declines in the Registrant's average fleet size, utilization and per-diem rental rates, gross rental revenue, a component of net lease revenue, increased slightly from $12,099,832 in 1994, to $12,200,962 in 1995. This increase can be partially attributed to an 18% increase in ancillary revenue. Ancillary revenue, comprised of pick-up, drop-off, handling and off-hire charges, as well as lease incentives such as drop-off and pick-up credits, contributed to approximately 12% and 10% of the Registrant's total gross rental revenue in 1995 and 1994, respectively.

    Rental equipment operating expenses, when measured as a percentage of rental revenue, increased slightly during 1995. This slight increase was largely attributed to an increase in repair and maintenance, as well as an increase in the costs associated with the recovery actions against the doubtful accounts of certain lessees, including legal and container recovery expenses. Base management fees declined by $77,310, or approximately 9%, during 1995.

    The Registrant disposed of 111 twenty-foot, 26 forty-foot and one forty-foot high-cube marine dry cargo containers during 1995, as compared to 18 twenty-foot, 16 forty-foot and one forty-foot high-cube marine dry cargo containers during 1994.

Cautionary Statement

    This Annual Report on Form 10-K contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.


Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Partners
IEA Income Fund XII, L.P.:

We have audited the accompanying balance sheet of IEA Income Fund XII, L.P., as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Income Fund XII, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1, for the year ended December 31, 1996, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                              Moore Stephens, P.C.
                                              Certified Public Accountants


New York, New York,
  June 6, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Partners
IEA Income Fund XII, L.P.:

We have audited the accompanying balance sheet of IEA Income Fund XII, L.P. as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Income Fund XII, L.P. as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                       Arthur Andersen LLP


San Francisco, California,
  March 15, 1996

                            IEA INCOME FUND XII, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                               Assets                                          1996               1995
                               ------                                      ------------      ------------
   Current assets:
       Cash and cash equivalents, includes $2,262,357 in 1996
          and $2,827,319 in 1995 in interest-bearing accounts (note 2)     $  2,262,639      $  2,827,502
       Net lease receivables due from Leasing Company
          (notes 1 and 4)                                                     1,217,996         1,300,391
                                                                           ------------      ------------

              Total current assets                                            3,480,635         4,127,893
                                                                           ------------      ------------

   Container rental equipment, at cost                                       63,140,873        63,426,137
       Less accumulated depreciation                                         15,961,254        12,361,962
                                                                           ------------      ------------
          Net container rental equipment                                     47,179,619        51,064,175
                                                                           ------------      ------------

   Organizational costs, net (notes 1 and 3)                                    145,611           386,749
                                                                           ------------      ------------

                                                                           $ 50,805,865      $ 55,578,817
                                                                           ============      ============
         Liabilities and Partners' Capital
         ---------------------------------
   Current liabilities:
       Accrued expenses (note 5)                                           $    462,948      $    430,500
       Due to general partner (notes 1 and 6)                                   238,382           889,475
       Container rental equipment purchases payable                                  --           221,850
                                                                           ------------      ------------

              Total current liabilities                                         701,330         1,541,825
                                                                           ------------      ------------

   Commitments (note 13)                                                             --                --

   Partners' capital (deficit):
       General partner                                                          (25,428)          (58,767)
       Limited partners (note 10)                                            50,129,963        54,095,759
                                                                           ------------      ------------

              Total partners' capital                                        50,104,535        54,036,992
                                                                           ------------      ------------

                                                                           $ 50,805,865      $ 55,578,817
                                                                           ============      ============


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                            1996            1995            1994
                                                         -----------     -----------     -----------
   Net lease revenue (notes 1 and 8)                     $ 6,979,978     $ 8,625,810     $ 8,549,385

   Other operating expenses:
       Depreciation and amortization (notes 1 and 3)       3,931,000       3,938,509       3,901,656
       Other general and administrative expenses              92,918          95,140         148,534
                                                         -----------     -----------     -----------
                                                           4,023,918       4,033,649       4,050,190
                                                         -----------     -----------     -----------

              Earnings from operations                     2,956,060       4,592,161       4,499,195

   Other income:
       Interest income                                       126,916         147,801          87,410
       Net gain on disposal of equipment                      73,397          22,856          38,981
                                                         -----------     -----------     -----------
                                                             200,313         170,657         126,391
                                                         -----------     -----------     -----------

              Net earnings                               $ 3,156,373     $ 4,762,818     $ 4,625,586
                                                         ===========     ===========     ===========

   Allocation of net earnings:

       General partner                                   $   387,781     $   366,137     $   380,729
       Limited partners                                    2,768,592       4,396,681       4,244,857
                                                         -----------     -----------     -----------

                                                         $ 3,156,373     $ 4,762,818     $ 4,625,586
                                                         ===========     ===========     ===========

   Limited partners' per unit share of net earnings      $      0.79     $      1.25     $      1.21
                                                         ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                       Limited
                                       Partners           General
                                       (note 10)          Partner            Total
                                     ------------      ------------      ------------
   Balances at December 31, 1993     $ 59,508,597      $    (65,929)     $ 59,442,668

   Net earnings                         4,244,857           380,729         4,625,586

   Cash distributions                  (7,027,188)         (369,852)       (7,397,040)
                                     ------------      ------------      ------------

   Balances at December 31, 1994       56,726,266           (55,052)       56,671,214

   Net earnings                         4,396,681           366,137         4,762,818

   Cash distributions                  (7,027,188)         (369,852)       (7,397,040)
                                     ------------      ------------      ------------

   Balances at December 31, 1995       54,095,759           (58,767)       54,036,992

   Net earnings                         2,768,592           387,781         3,156,373

   Cash distributions                  (6,734,388)         (354,442)       (7,088,830)
                                     ------------      ------------      ------------

   Balances at December 31, 1996     $ 50,129,963      $    (25,428)     $ 50,104,535
                                     ============      ============      ============



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                          1996             1995             1994
                                                                       -----------      -----------      -----------
   Cash flows from operating activities:
       Net earnings                                                    $ 3,156,373      $ 4,762,818      $ 4,625,586
       Adjustments to reconcile net earnings to net cash
          provided by (used in) operating activities:
             Depreciation and amortization                               3,931,000        3,938,509        3,901,656
             Net gain on disposal of equipment                             (73,397)         (22,856)         (38,981)
             Decrease (increase) in net lease receivables due from
                 Leasing Company                                           171,627          234,246         (859,219)
             Increase (decrease) in accrued expenses                       (94,754)         (16,000)         192,000
                                                                       -----------      -----------      -----------

                 Total adjustments                                       3,934,476        4,133,899        3,195,456
                                                                       -----------      -----------      -----------

                 Net cash provided by operating activities               7,090,849        8,896,717        7,821,042
                                                                       -----------      -----------      -----------

   Cash flows from (used in) investing activities:
       Proceeds from sale of container rental equipment                    394,765          320,961          160,285
       Purchases of container rental equipment                            (306,330)         (56,925)        (162,100)
       Acquisition fees paid to general partner                           (655,317)      (1,097,000)        (461,677)
                                                                       -----------      -----------      -----------

                 Net cash used in investing activities                    (566,882)        (832,964)        (463,492)
                                                                       -----------      -----------      -----------

   Cash flows used in financing activities:
       Distributions to partners                                        (7,088,830)      (7,397,040)      (7,397,040)
                                                                       -----------      -----------      -----------

                 Net cash used in financing activities                  (7,088,830)      (7,397,040)      (7,397,040)
                                                                       -----------      -----------      -----------

   Net increase (decrease) in cash and cash equivalents                   (564,863)         666,713          (39,490)

   Cash and cash equivalents at beginning at year                        2,827,502        2,160,789        2,200,279
                                                                       -----------      -----------      -----------

   Cash and cash equivalents at end of year                            $ 2,262,639      $ 2,827,502      $ 2,160,789
                                                                       ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


(1)   Summary of Significant Accounting Policies

      (a)   Nature of Operations

            IEA Income Fund XII, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of California on August 28, 1991 for the purpose of owning and leasing marine cargo containers. Cronos Capital Corp. ("CCC") is the general partner and, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages the business of the Partnership. The Partnership shall continue until December 31, 2011, unless sooner terminated upon the occurrence of certain events.

            The Partnership commenced operations on January 31, 1992, when the minimum subscription proceeds of $2,000,000 were obtained. As of December 31, 1996, the Partnership operated 9,183 twenty-foot, 5,324 forty-foot and 209 forty-foot high-cube marine dry cargo containers, as well as 199 twenty-foot and 306 forty-foot marine refrigerated cargo containers.

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

                            IEA INCOME FUND XII, L.P.

                          NOTES TO FINANCIAL STATEMENTS


      (c)   Basis of Accounting

            The Partnership utilizes the accrual method of accounting. Net lease revenue is recorded by the Partnership in each period based upon its leasing agent agreement with the Leasing Company. Net lease revenue is generally dependent upon operating lease rentals from operating lease agreements between the Leasing Company and its various lessees, less direct operating expenses and management fees due in respect of the containers specified in each operating lease agreement.

            The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


      (d)   Allocation of Net Earnings and Partnership Distributions

            Net earnings have been allocated between general and limited partners in accordance with the Partnership Agreement.

            Actual cash distributions differ from the allocations of net earnings between the general and limited partners as presented in these financial statements. Partnership distributions are paid to its partners (general and limited) from distributable cash from operations, allocated 95% to the limited partners and 5% to the general partner. Sales proceeds are allocated 99% to the limited partners and 1% to the general partner. The allocations remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus a 10% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to the general partner. Cash distribution from operations to the general partner in excess of 5% of distributable cash will be considered an incentive fee and compensation to the general partner.

      (e)   Acquisition Fees

            Pursuant to Article IV Section 4.2 of the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment. The fees are payable in two or more installments commencing in the year of purchase.

      (f)   Container Rental Equipment

            In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Partnership adopted SFAS No. 121 during 1996. In accordance with SFAS 121, container rental equipment is carried at the lower of the container rental equipment's original equipment cost, including capitalized acquisition fees, or the estimated recoverable value of such equipment. There were no reductions to the carrying value of container rental equipment during 1996.

            Container rental equipment is depreciated over a twelve-year life on a straight line basis to its salvage value, estimated to be 30%.

                            IEA INCOME FUND XII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

      (g)   Amortization

            The Partnership's organization costs are being amortized over 60 months on a straight-line basis.

      (h)   Income Taxes

            The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files an annual information tax return, prepared on the accrual basis of accounting.

      (i)   Foreign Operations

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

      (j)   Financial Statement Presentation

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

(2)   Cash and Cash Equivalents

      Cash equivalents include highly liquid investments with a maturity of three months or less on their acquisition date. Accordingly, cash equivalents are carried at cost which approximates fair value. The Partnership maintains its cash and cash equivalents in accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk. The Partnership places its cash equivalents in investment grade, short term debt instruments and limits the amount of credit exposure to any one commercial issuer.

(3)   Organization Costs

      The Partnership incurred $1,205,690 in offering and organizational costs during its offering period. Amortization of these costs was $241,138 in 1996, 1995 and 1994.

                            IEA INCOME FUND XII, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(4)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1996 and December 31, 1995 were as follows:

                                                                 December 31,   December 31,
                                                                    1996           1995
                                                                ------------   ------------
        Lease receivables, net of  doubtful accounts
           of $318,136 in 1996 and $343,373 in 1995             $  2,377,329   $  2,675,630
        Less:
        Direct operating payables and accrued expenses               634,032        746,823
        Damage protection reserve (note 7)                           196,373        241,172
        Base management fees                                         282,898        334,219
        Reimbursed administrative expenses                            46,030         53,025
                                                                ------------   ------------
                                                                $  1,217,996   $  1,300,391
                                                                ============   ============

(5)   Accrued Expenses

      Accrued expenses consist of amounts reserved for the expected repairs on approximately 90 refrigerated containers that contain manufacturer's defects and the expected costs of retrofitting the Registrant's refrigerated containers with non-CFC refrigerants.

(6)   Due to General Partner

      The amounts due to CCC at December 31, 1996 and December 31, 1995 consist of acquisition fees.

(7)   Damage Protection Plan

      The Leasing Company offers a repair service to several lessees of the Partnership's containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This fee is recorded as revenue when earned according to the terms of the rental contract. A reserve has been established to provide for the estimated costs incurred by this service. This reserve is a component of net lease receivables due from the Leasing Company (see note 4). The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.

                            IEA INCOME FUND XII, L.P.

                          NOTES TO FINANCIAL STATEMENTS



(8)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 1996, 1995 and 1994, was as follows:

                                                            1996            1995            1994
                                                        -----------     -----------     -----------
        Rental revenue (note 12)                        $10,808,070     $12,200,962     $12,099,832
        Less:
        Rental equipment operating expenses               2,522,158       2,042,239       1,960,959
        Base management fees (note 9)                       737,561         835,575         912,885
        Reimbursed administrative expenses (note 9)         568,373         697,338         676,603
                                                        -----------     -----------     -----------
                                                        $ 6,979,978     $ 8,625,810     $ 8,549,385
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

                                                  1996           1995           1994
                                               ----------     ----------     ----------
        Base management fees                   $  737,561     $  835,575     $  912,885
        Reimbursed administrative expenses        568,373        697,338        676,603
        Acquisition fees                            4,224         13,939          8,105
                                               ----------     ----------     ----------
                                               $1,310,158     $1,546,852     $1,597,593
                                               ==========     ==========     ==========

(10)  Limited Partners' Capital

      The limited partners' per unit share of capital at December 31, 1996, 1995 and 1994 was $14, $15 and $16, respectively. This is calculated by dividing the limited partners' capital at the end of the year by 3,513,594, the total number of limited partnership units.

                            IEA INCOME FUND XII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

(11)  Income Taxes

      The reconciliation of net earnings as reported in the statement of operations and as would be reported for federal tax purposes for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                         1996              1995              1994
                                                                     ------------      ------------      ------------
      Net earnings per statement of operations                       $  3,156,373      $  4,762,818      $  4,625,586
      Depreciation for income tax purposes in excess
         of depreciation for financial statement purposes              (6,828,680)       (6,833,152)       (6,927,460)
      Gain on disposition of assets for tax purposes in excess
         of (less than) gain on disposition
         for financial statement purposes                                (109,841)          281,909            25,302
      Amortization expense for tax purposes less than
         amortization for financial statement purposes                    215,832           215,832           215,832
      Rental income for tax purposes less than
         rental income for financial statement purposes                        --                --          (427,771)
      Bad debt expense for tax purposes (in excess of) less than
          bad debt expense for financial statement purposes               (25,237)           81,546           181,827
                                                                     ------------      ------------      ------------

      Net loss for federal tax purposes                              $ (3,591,553)     $ (1,491,047)     $ (2,306,684)
                                                                     ============      ============      ============

      At December 31, 1996, the tax basis of total partners' capital was $27,367,278.

(12)  Major Lessees

      No single lessee contributed more than 10% of the rental revenue earned during 1996, 1995 and 1994. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The operating lease agreements generally require all payments to be made in United States currency. The Partnership's operations are subject to the fluctuations of worldwide economic and political conditions that may affect the pattern and levels of world trade.

(13)  Commitments

      At December 31, 1996, the Partnership committed to purchase an additional 180 twenty-foot marine dry cargo containers, at an aggregate manufacturers invoice cost of approximately $389,000.

                            IEA INCOME FUND XII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

(14)  Subsequent Events

      As reported in the Partnership's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group (the "Holding Company") on February 3, 1997.

      The Cronos Group is the indirect corporate parent of CCC. In its letter of resignation to The Cronos Group, Arthur Andersen states that it resigned as auditors of The Cronos Group and all other entities affiliated with The Cronos Group. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Partnership. In its letter of resignation, Arthur Andersen states that it was unable to obtain adequate information in response to inquiries it had made in connection with its audit of the Holding Company for the year ended December 31, 1996.

      The Partnership does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Partnership or the Leasing Company's ability to manage the Partnership's fleet in subsequent periods. However, CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Partnership.

      Arthur Andersen's report on the financial statements of CCC and the Partnership, for the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the Partnership's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Partnership retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its current report on Form 8-K, filed April 14, 1997.

      In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Holding Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Holding Company for the purpose of investigating the matters discussed in such report and related matters. The Partnership does not believe that the focus of the SEC's investigation is upon the Partnership or CCC. CCC is unable to predict the outcome of the SEC's private investigation of the Holding Company.

                                                                      Schedule 1

                            IEA INCOME FUND XII, L.P.

                 SCHEDULE OF REIMBURSED ADMINISTRATIVE EXPENSES
                       PURSUANT TO ARTICLE IV SECTION 4.4
                          OF THE PARTNERSHIP AGREEMENT

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                    1996       1995       1994
                                                  --------   --------   --------
Salaries                                          $270,999   $354,153   $316,899
Other payroll related expenses                      46,995     55,048     88,963
General and administrative expenses                250,379    288,137    270,741
                                                  --------   --------   --------

    Total reimbursed administrative expenses      $568,373   $697,338   $676,603
                                                  ========   ========   ========


                  See report of independent public accountants

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    The Registrant's discussion regarding the resignation of its certifying accountant is included in the Registrant's Report on Form 8-K, dated February 3, 1997 and filed February 7, 1997 and Amendment No. 1 to the Registrant's Report on Form 8-K, dated February 3, 1997 and filed February 26, 1997, incorporated herein by reference.

    The Registrant retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at June 4, 1997, are as follows:

         Name                                            Office
------------------------     ------------------------------------------------------------------
Dennis J. Tietz              President, Chief Executive Officer and Director
John P. McDonald             Vice President/Sales
Elinor Wexler                Vice President/Administration and Secretary
John Kallas                  Vice President/Treasurer, Principal Finance and Accounting Officer
Laurence P. Sargent          Director
Stefan M. Palatin            Director


      DENNIS J. TIETZ Mr. Tietz, 44, as President and Chief Executive Officer, is responsible for the general management of CCC. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz is also President and a director of Cronos Securities Corp. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

      Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

      JOHN P. MCDONALD Mr. McDonald, 35, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

      Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

      ELINOR A. WEXLER Ms. Wexler, 48, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

      Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

      JOHN KALLAS Mr. Kallas, 34, was elected Vice President/Treasurer, Principal Finance and Accounting Officer of CCC in December 1993 and is directly responsible for CCC's accounting operations and reporting activities. Mr. Kallas has held various accounting positions since joining CCC in 1989, including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.

      Mr. Kallas holds a B.S. degree in Business Administration from the University of San Francisco and is a certified public accountant. Mr. Kallas is also Treasurer of Cronos Securities Corp.

      LAURENCE P. SARGENT Mr. Sargent, 67, joined the Board of Directors of CCC in 1991. Mr. Sargent was a founder of Leasing Partners International ("LPI") and served as its Managing Director from 1983 until 1991. From 1977 to 1983, Mr. Sargent held a number of positions with Trans Ocean Leasing Corporation, the last of which was as a director of its refrigerated container leasing activities. From 1971 to 1977, Mr. Sargent was employed by SSI Container Corporation (later Itel Container International), ultimately serving as Vice President/Far East. Prior to that, Mr. Sargent was a Vice President of Pacific Intermountain Express, a major U.S. motor carrier, responsible for its bulk container division. Mr. Sargent holds a B.A. degree from Stanford University. Mr. Sargent also serves as a director of the Institute of International Container Lessors ("IICL"), an industry trade association. Mr. Sargent is also a director of Cronos Securities Corp.

      Mr. Sargent retired as Deputy Chairman of the Group as of January 1, 1996 . He will remain a director of CCC, The Cronos Group, as well as other various subsidiaries of The Cronos Group.

      STEFAN M. PALATIN Mr. Palatin, 43, joined the Board of Directors of CCC in January 1993. Mr. Palatin is Chairman and CEO of The Cronos Group, and was a founder of LPI in 1983. From 1980 to 1991, Mr. Palatin was an executive director of the Contrin Group, which has provided financing to the container leasing industry, as well as other business ventures, and has sponsored limited partnerships organized in Austria. From 1977 to 1980, Mr. Palatin was a consultant to a number of companies in Austria, including Contrin. From 1973 to 1977, Mr. Palatin was a sales manager for Generali AG, the largest insurance group in Austria.

      Mr. Palatin, who is based in Austria, holds a Doctorate in Business Administration from the University of Economics and World Trade in Vienna. Mr. Palatin is also a director of The Cronos Group.

    The key management personnel of the Leasing Company at June 4, 1997, were as follows:

      Name                                        Title
-----------------              -------------------------------------------------
Steve Brocato                  President
Peter J. Younger               Vice President/Chief Financial Officer
John M. Foy                    Vice President/Americas
Nico Sciacovelli               Vice President/Europe, Middle East and Africa
Harris H. T. Ho                Vice President/Asia Pacific
David Heather                  Vice President/Technical Services
John C. Kirby                  Vice President/Operations
J. Gordon Steel                Vice President/Tank Container Division

      STEVE BROCATO Mr. Brocato, 44, was elected President of the Leasing Company's container division in June 1997, replacing Mr. Nigel J. Stribley, and is based in the United Kingdom. Mr. Brocato has held various positions since joining Cronos including, Vice president - Corporate Affairs and Director of Marketing - Refrigerated Containers for Cronos in North and South America. Prior to joining Cronos, Mr. Brocato was a Vice President for ICCU Containers from 1983 to 1985 and was responsible for dry cargo container marketing and operations for the Americas. From 1981 to 1983, he was regional manager for Trans Ocean leasing Ltd.

      PETER J. YOUNGER Mr. Younger, 40, was elected Chief Financial Officer of The Cronos Group in March, 1997, replacing Mr. A. Darrell Ponniah, and is based in the United Kingdom. Mr. Younger was appointed Vice President and Controller of Cronos in 1991. He joined IEA in 1987 and served as Director of Accounting and the Vice President and Controller, based in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College.

      JOHN M. FOY Mr. Foy, 51, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

      NICO SCIACOVELLI Mr. Sciacovelli, 47, was elected Vice President - Europe, Middle East and Africa in June 1997, replacing Mr. Geoffrey Mornard. Mr. Sciacovelli is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

      HARRIS H. T. HO Mr. Ho, 39, was elected Vice President - Asia Pacific in June 1997, replacing Mr. Danny Wong. Mr. Ho is directly responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent and is based in Hong Kong. Since joining Cronos in 1990, Mr. Ho served as Area Director, Hong Kong and China. Prior to joining Cronos, Mr. Ho was a Manager at Sea Containers Pacific Ltd and Sea Containers Hong Kong Limited from 1981 to 1990, responsible for container marketing within Asia. From 1978 to 1981, Mr. Ho was Senior Equipment Controller for Hong Kong Container Line. Mr. Ho holds a Diploma of Management Studies in Marketing from The Hong Kong Polytechnic and The Hong Kong Management Association.

    DAVID HEATHER Mr. Heather, 49, is responsible for all technical and engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

    JOHN C. KIRBY Mr. Kirby, 43, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

      J. GORDON STEEL Mr. Steel, 64, is directly responsible for the overall lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

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

    The following table sets forth the fees the Registrant paid (on a cash basis) to CCC or the Leasing Company ("CCL") for the year ended December 31, 1996.

                                                                              Cash Fees and
     Name                    Description                                      Distributions
     ----                    -----------                                      -------------
1)   CCC            Acquisition fee - equal to 5% of the price                 $  655,317
                    of containers acquired by the Registrant
                    pursuant to Section 4.2 of the Limited
                    Partnership Agreement

2)   CCL          Base management fees - equal to 7% of gross                  $  788,882
                    lease revenues attributable to operating
                    leases pursuant to Section 4.3 of the
                    Limited Partnership Agreement

3)   CCC          Reimbursed administrative expenses - equal to                $   78,522
                    the costs expended by CCC and its affiliates
     CCL            for services necessary to the prudent operation            $  496,845
                    of the Registrant pursuant to Section 4.4 of the
                    Limited Partnership Agreement

4)   CCC          Interest in Fund - percentage of distributable cash          $  117,120
                    for any quarter prior to receipt of the incentive
                    management fee, pursuant to Section 4.5 of the
                    Limited Partnership Agreement

Item 12. Security Ownership of Certain Beneficial Owners and Management

      (a)   Security Ownership of Certain Beneficial Owners

      There is no person or "group" of persons known to the management of CCC to be the beneficial owner of more than five percent of the outstanding units of limited partnership interests of the Registrant.

      (b)   Security Ownership of Management

      The Registrant has no directors or officers. It is managed by CCC. CCC owns 1,455 units, representing 0.04% of the total amount of units outstanding.

      (c)   Changes in Control

      Inapplicable.

Item 13. Certain Relationships and Related Transactions

      (a)   Transactions with Management and Others

      The Registrant's only transactions with management and other related parties during 1996 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See
Item 11, "Executive Compensation," herein.

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)1. Financial Statements


                                                                          Page
                                                                          ----
The following financial statements of the Registrant are
   included in Part II, Item 8:

       Reports of Independent Public Accountants......................   16, 17

       Balance sheets - December 31, 1996 and 1995....................       18

       Statements of operations - for the years ended
           December 31, 1996, 1995 and 1994...........................       19

       Statements of partners' capital - for the years ended
           December 31, 1996, 1995 and 1994...........................       20

       Statements of cash flows - for the years ended
           December 31, 1996, 1995 and 1994...........................       21

       Notes to financial statements..................................       22

       Schedule of Reimbursed Administrative Expenses.................       29


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
   3(a)     Limited Partnership Agreement of the Registrant, amended and                *
            restated as of December 2, 1991

   3(b)     Certificate of Limited Partnership of the Registrant                        **

   10       Form of Leasing Agent Agreement with Cronos Containers Limited              ***

   27       Financial Data Schedule                                                     Filed with this document

(b)   Reports on Form 8-K

      The Registrant filed a Report on Form 8-K, February 7, 1997 and Amendment No. 1 to Report on Form 8-K, February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

      The Registrant filed a Report on Form 8-K, April 14, 1997, reporting the appointment of the Registrant's successor certifying accountant.


----------
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

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


                                 IEA INCOME FUND XII, L.P.

                                 By    Cronos Capital Corp.
                                       The General Partner



                                 By    /s/  John Kallas
                                       ----------------------------------------
                                       John Kallas
                                       Vice President/Treasurer
                                       Principal Finance and Accounting Officer

Date:        June 16, 1997


    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the general partner of the Registrant, in the capacities and on the dates indicated:

          Signature                               Title                           Date
   /s/  Dennis J. Tietz                  President and Director of            June 16, 1997
-----------------------------------        Cronos Capital Corp.
Dennis J. Tietz                        ("CCC") (Principal Executive
                                              Officer of CCC)

   /s/  John Kallas                      Vice President/Treasurer             June 16, 1997
-----------------------------------       (Principal Finance and
John Kallas                             Accounting Officer of CCC)

   /s/  Laurence P. Sargent                   Director of CCC                 June 16, 1997
----------------------------------
Laurence P. Sargent

                            SUPPLEMENTAL INFORMATION

      The Registrant's annual report will be furnished to its limited partners on or about July 18, 1997. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

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
   3(a)     Limited Partnership Agreement of the Registrant, amended and                *
            restated as of December 2, 1991

   3(b)     Certificate of Limited Partnership of the Registrant                        **

   10       Form of Leasing Agent Agreement with Cronos Containers Limited              ***

   27       Financial Data Schedule                                                     Filed with this document


----------
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)