Form 10-Q
period 1997-03-31
IEA INCOME FUND XII LP
filed 1997-06-16
CIK 879045

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________  TO ________


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
                                      ----   ----

                            IEA INCOME FUND XII, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996                         4

         Statements of Operations for the three months ended March 31, 1997 and 1996 (unaudited)   5

         Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited)   6

         Notes to Financial Statements (unaudited)                                                 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of                10
        Operations


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                           13


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance Sheets as of March 31, 1997 and December 31, 1996, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996.

                            IEA INCOME FUND XII, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                            March 31,       December 31,
                                                                               1997            1996
                                                                               ----            ----
               Assets
               ------
Current assets:
   Cash and cash equivalents, includes $1,721,474 at March 31, 1997
      and $2,262,357 at December 31, 1996 in interest-bearing accounts    $  1,750,995      $  2,262,639
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                        1,097,401         1,217,996
                                                                          ------------      ------------

         Total current assets                                                2,848,396         3,480,635
                                                                          ------------      ------------

Container rental equipment, at cost                                         63,500,454        63,140,873
   Less accumulated depreciation                                            16,876,941        15,961,254
                                                                          ------------      ------------
      Net container rental equipment                                        46,623,513        47,179,619
                                                                          ------------      ------------

Organizational costs, net                                                       85,327           145,611
                                                                          ------------      ------------

                                                                          $ 49,557,236      $ 50,805,865
                                                                          ============      ============
  Liabilities and Partners' Capital
  ---------------------------------
Current liabilities
   Accrued expenses                                                       $    462,948      $    462,948
   Due to general partner (notes 1 and 3)                                      163,382           238,382
                                                                          ------------      ------------

         Total current liabilities                                             626,330           701,330
                                                                          ------------      ------------

Partners' capital (deficit):
   General partner                                                             (27,930)          (25,428)
   Limited partners                                                         48,958,836        50,129,963
                                                                          ------------      ------------

         Total partners' capital                                            48,930,906        50,104,535
                                                                          ------------      ------------

                                                                          $ 49,557,236      $ 50,805,865
                                                                           ===========        ==========

   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                       Three Months Ended
                                                                ---------------------------
                                                                   March 31,         March 31,
                                                                     1997              1996
                                                                -----------       -----------
Net lease revenue (notes 1 and 4)                              $  1,396,464       $1,862,918

Other operating expenses:
  Depreciation                                                     986,575           984,261
  Other general and administrative expenses                         17,259            23,397
                                                               -----------        ----------
                                                                 1,003,834         1,007,658
                                                               -----------        ----------

    Earnings from operations                                       392,630           855,260

Other income:
  Interest income                                                   27,105            32,449
  Net gain on disposal of equipment                                  9,328            23,110
                                                               -----------        ----------
                                                                    36,433            55,559
                                                               -----------        ----------

    Net earnings                                               $   429,063        $  910,819
                                                               ===========        ==========

Allocation of net earnings:

  General partner                                              $    77,633        $  105,957
  Limited partners                                                 351,430           804,862
                                                               -----------        ----------

                                                               $   429,063        $  910,819
                                                               ===========        ==========

Limited partners' per unit share of net earnings               $       .10        $      .23
                                                               ===========        ==========



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Three Months Ended
                                                              ----------------------------
                                                                March 31,      March 31,
                                                                  1997           1996
                                                              ------------------------------
Net cash provided by operating activities                  $ 1,508,214      $ 1,804,482


Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment              50,651          155,314
  Purchase of container rental equipment                      (374,111)        (221,850)
  Acquisition fees paid to general partner                     (93,706)        (231,093)
                                                           -----------      -----------


        Net cash used in investing activities                 (417,166)        (297,629)
                                                           -----------      -----------


Cash flows used in financing activities:
  Distribution to partners                                  (1,602,692)      (1,849,260)
                                                           -----------      -----------


Net decrease in cash and cash equivalents                     (511,644)        (342,407)


Cash and cash equivalents at January 1                       2,262,639        2,827,502
                                                           -----------      -----------


Cash and cash equivalents at March 31                      $ 1,750,995      $ 2,485,095
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

          The Partnership commenced operations on January 31, 1992, when the minimum subscription proceeds of $2,000,000 were obtained. As of March 31, 1997, the Partnership operated 9,359 twenty-foot, 5,319 forty-foot and 209 forty-foot high-cube marine dry cargo containers, as well as 199 twenty-foot and 306 forty-foot marine refrigerated cargo containers.

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



                                                                     (Continued)

                            IEA INCOME FUND XII, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

          The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1997 and December 31, 1996 were as follows:


                                                     March 31,     December 31,
                                                      1997           1996
                                                      ----           ----
Lease receivables, net of doubtful accounts
   of $308,148 at March 31, 1997 and $318,136
   at December 31, 1996                            $2,335,123     $2,377,329
Less:
Direct operating payables and accrued expenses        746,126        634,032
Damage protection reserve                             169,256        196,373
Base management fees                                  282,488        282,898
Reimbursed administrative expenses                     39,852         46,030
                                                   ----------     ----------

                                                   $1,097,401     $1,217,996
                                                    =========      =========



                                                                     (Continued)

                            IEA INCOME FUND XII, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3) Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1997 and 1996 was as follows:


                                            Three Months Ended
                                            ------------------
                                         March 31,       March 31,
                                           1997            1996
                                       -----------    -----------
Rental revenue                          $2,336,805     $2,816,426

Less:
Rental equipment operating expenses        659,668        606,934
Base management fees                       161,762        192,140
Reimbursed administrative expenses         118,911        154,434
                                        ----------     ----------

                                        $1,396,464     $1,862,918
                                        ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1997 and December 31, 1996.

     At March 31, 1997, the Registrant had $1,750,995 in cash and cash equivalents, a decrease of $511,644 from the December 31, 1996 cash balances. During the first quarter of 1997, the Registrant expended $374,111 of cash generated from sales proceeds to pay for containers purchased from the general partner during the first quarter of 1997. At March 31, 1997, the Registrant had approximately $25,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1997, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

     Net lease receivables at March 31, 1997 declined 10% when compared to December 31, 1996. Contributing to this change was an increase in direct operating payables and accrued expenses, a component of net lease receivables. Direct operating payables and accrued expenses increased 17% from December 31, 1996 due to the increase in costs associated with lower utilization levels, including handling, storage and repositioning.

     The Registrant's cash distribution from operations for the first quarter of 1997 was 8.5% (annualized) of the limited partners' original capital contribution, a decline from 9.0% (annualized) for the fourth quarter of 1996. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. These conditions continued to exist throughout the first quarter of 1997, contributing to a decline in the Registrant's average dry cargo container utilization rate of 77% at December 31, 1996 to 76% at March 31, 1997. The Registrant's refrigerated container utilization rate was 86% at March 31, 1997, unchanged from December 31, 1996. The Leasing Company continues to implement various marketing strategies, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities including the leasing of containers for local storage, in order to counter current leasing market conditions. These conditions are expected to continue throughout 1997, impacting the Registrant's liquidity and capital resources.


2) Material changes in the results of operations between the three-month period ended March 31, 1997 and the three-month period ended March 31, 1996.

     Net lease revenue for the first quarter of 1997 was $1,396,464, a decline of approximately 25% from the first quarter of 1996. Gross rental revenue (a component of net lease revenue) for the quarter ended March 31, 1997 was $2,336,805, reflecting a decline of 17% from the same three-month period in 1996. Gross rental revenue was primarily impacted by the sluggish market conditions that existed during 1996 and throughout the first quarter of 1997. These conditions contributed to lower average dry cargo and refrigerated utilization rates. Average dry cargo and refrigerated container per-diem rental rates for the three-month period ended March 31, 1997 declined 9% and 6%, respectively, when compared to the same period in the prior year.

     The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1997 and 1996 were as follows:

                                                             Three Months Ended
                                                       ---------------------------
                                                          March 31,     March 31,
                                                             1997         1996
                                                      -----------------------------
          Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))
                Dry cargo containers                       20,299            20,317
               Refrigerated containers                       811               813
          Average Utilization
                Dry cargo containers                          76%               83%
                Refrigerated containers                       85%               91%


     Rental equipment operating expenses were 28% of the Registrant's gross lease revenue during the three-month period ended March 31, 1997, as compared to 22% during the three-month period ended March 31, 1996. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning.

     The Registrant disposed of four twenty-foot and five forty-foot dry cargo containers during the first quarter of 1997, as compared to 24 twenty-foot, 15 forty-foot and two high-cube dry cargo containers during the same period in the prior year.

     As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

     The Parent Company is the indirect corporate parent of Cronos Capital Corp., the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the General Partner or the Registrant, Arthur Andersen confirmed to the General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

     The Registrant does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

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

     Due to the nature and timing of Arthur Andersen's resignation, the Parent Company and General Partner were unable to name a successor auditor on behalf of the Registrant until it retained Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

     Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of Registrant with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit
   No.                         Description                                       Method of Filing
-------------------------------------------------------------------              ----------------
  3(a)       Limited Partnership Agreement of the Registrant, amended and        *
             restated as of December 2, 1991

  3(b)       Certificate of Limited Partnership of the Registrant                **

  10         Form of Leasing Agent Agreement with Cronos Containers Limited      ***

  27         Financial Data Schedule                                             Filed with this document



(b)  Reports on Form 8-K

     The Registrant filed a Report on Form 8-K, dated February 7, 1997 and Amendment No. 1 to Report on Form 8-K dated February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

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



                                   IEA INCOME FUND XII, L.P.

                                   By   Cronos Capital Corp.
                                        The General Partner



                                   By   /s/ JOHN KALLAS
                                        --------------------------------------
                                        John Kallas
                                        Vice President, Treasurer
                                        Principal Finance & Accounting Officer



Date:  June 16, 1997

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







-------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)