Form 10-Q
period 1997-06-30
IEA INCOME FUND XII LP
filed 1997-08-13
CIK 879045

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                              ---------   ---------

                         Commission file number 0-21518

                            IEA INCOME FUND XII, L.P.
             (Exact name of registrant as specified in its charter)


         California                                           94-3143940
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

                            IEA INCOME FUND XII, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                                      4

            Statements of Operations for the three and six months ended June 30, 1997 and 1996 (unaudited)        5

            Statements of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)                  6

            Notes to Financial Statements (unaudited)                                                             7

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                           10
            Operations


PART II - OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                                                     13


                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

            Presented herein are the Registrant's balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996.

                            IEA INCOME FUND XII, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                              June 30,             December 31,
                                                                                                 1997                  1996
                                                                                             ------------           ------------
                       Assets
Current assets:
    Cash and cash equivalents, includes $1,631,376 at June 30, 1997
        and $2,262,357 at December 31, 1996 in interest-bearing accounts                      $ 1,653,049            $ 2,262,639
    Net lease receivables due from Leasing Company
        (notes 1 and 2)                                                                         1,044,323              1,217,996
                                                                                              -----------            -----------

             Total current assets                                                               2,697,372              3,480,635
                                                                                              -----------            -----------

Container rental equipment, at cost                                                            63,405,182             63,140,873
    Less accumulated depreciation                                                              17,776,635             15,961,254
                                                                                              -----------            -----------
        Net container rental equipment                                                         45,628,547             47,179,619
                                                                                              -----------            -----------

Organizational costs, net                                                                          38,292                145,611
                                                                                              -----------            -----------

                                                                                              $48,364,211            $50,805,865
                                                                                              ===========            ===========

          Liabilities and Partners' Capital

Current liabilities
    Accrued expenses                                                                          $   462,948            $   462,948
    Due to general partner (notes 1 and 3)                                                         88,382                238,382
                                                                                              -----------            -----------

             Total current liabilities                                                            551,330                701,330
                                                                                              -----------            -----------

Partners' capital (deficit):
    General partner                                                                               (39,730)               (25,428)
    Limited partners                                                                           47,852,611             50,129,963
                                                                                              -----------            -----------

             Total partners' capital                                                           47,812,881             50,104,535
                                                                                              -----------            -----------

                                                                                              $48,364,211            $50,805,865
                                                                                              ===========            ===========




   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                            Three Months Ended                         Six Months Ended
                                                        -----------------------------             ----------------------------
                                                         June 30,           June 30,               June 30,          June 30,
                                                           1997               1996                   1997              1996
                                                        ----------         ----------             ----------        ----------
Net lease revenue (notes 1 and 4)                       $1,346,583         $1,759,415             $2,743,047        $3,622,333
Other operating expenses:
      Depreciation                                         972,388            982,926              1,958,963         1,967,187
      Other general and administrative expenses             33,282             24,795                 50,541            48,192
                                                        ----------         ----------             ----------        ----------
                                                         1,005,670          1,007,721              2,009,504         2,015,379
                                                        ----------         ----------             ----------        ----------
           Earnings from operations                        340,913            751,694                733,543         1,606,954
Other income (expense):
      Interest income                                       21,096             33,525                 48,201            65,974
      Net gain (loss) on disposal of equipment                (626)            10,872                  8,702            33,982
                                                        ----------         ----------             ----------        ----------
                                                            20,470             44,397                 56,903            99,956
                                                        ----------         ----------             ----------        ----------
           Net earnings                                 $  361,383         $  796,091             $  790,446        $1,706,910
                                                        ==========         ==========             ==========        ==========
Allocation of net earnings:
      General partner                                   $   62,171         $   92,695             $  139,804        $  198,652
      Limited partners                                     299,212            703,396                650,642         1,508,258
                                                        ----------         ----------             ----------        ----------
                                                        $  361,383         $  796,091             $  790,446        $1,706,910
                                                        ==========         ==========             ==========        ==========
Limited partners' per unit share of net earnings        $      .09         $      .20             $      .19        $      .43
                                                        ==========         ==========             ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                Six Months Ended
                                                                         ---------------------------------
                                                                          June 30,             June 30,
                                                                            1997                 1996
                                                                        -----------           ------------
Net cash provided by operating activities                               $ 2,931,817           $ 3,554,524

Cash flows provided by (used in) investing activities:
      Proceeds from sale of container rental equipment                       83,509               243,806
      Purchases of container rental equipment                              (374,111)             (221,850)
      Acquisition fees paid to general partner                             (168,706)             (451,093)
                                                                        -----------           -----------

             Net cash used in investing activities                         (459,308)             (429,137)
                                                                        -----------           -----------

Cash flows used in financing activities:
      Distribution to partners                                           (3,082,099)           (3,698,520)
                                                                        -----------           -----------

Net decrease in cash and cash equivalents                                  (609,590)             (573,133)

Cash and cash equivalents at January 1                                    2,262,639             2,827,502
                                                                        -----------           -----------

Cash and cash equivalents at June 30                                    $ 1,653,049           $ 2,254,369
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

            The Partnership commenced operations on January 31, 1992, when the minimum subscription proceeds of $2,000,000 were obtained. As of June 30, 1997, the Partnership operated 9,349 twenty-foot, 5,307 forty-foot and 209 forty-foot high-cube marine dry cargo containers, as well as 199 twenty-foot and 306 forty-foot marine refrigerated cargo containers.

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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1997 and December 31, 1996 were as follows:

                                                                                        June 30,        December 31,
                                                                                          1997             1996
                                                                                     -----------        ------------
             Lease receivables, net of doubtful accounts
                of $325,555 at June 30, 1997 and $318,136
                at December 31, 1996                                                  $2,173,314          $2,377,329
           Less:
             Direct operating payables and accrued expenses                              620,854             634,032
             Damage protection reserve                                                   165,989             196,373
             Base management fees                                                        298,959             282,898
             Reimbursed administrative expenses                                           43,189              46,030
                                                                                      ----------          ----------

                                                                                      $1,044,323          $1,217,996
                                                                                      ==========          ==========


                                                                     (Continued)

                            IEA INCOME FUND XII, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)    Due to General Partner

       The amounts due to CCC at June 30, 1997 and December 31, 1996 consist of acquisition fees.


(4)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1997 and 1996 was as follows:


                                                        Three Months Ended                      Six Months Ended
                                                 ---------------------------------         -----------------------------
                                                     June 30,           June 30,              June 30,        June 30,
                                                       1997               1996                  1997            1996
                                                 -------------        ------------         ----------        -----------

          Rental revenue                          $ 2,276,081         $ 2,726,723          $ 4,612,886       $ 5,543,149
          Less:
          Rental equipment operating expenses         652,195             635,453            1,311,863         1,242,387
          Base management fees                        156,321             186,487              318,083           378,627
          Reimbursed administrative expenses          120,982             145,368              239,893           299,802
                                                   ----------          ----------           ----------        ----------
                                                  $ 1,346,583         $ 1,759,415          $ 2,743,047       $ 3,622,333
                                                    =========           =========            =========         =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1997 and December 31, 1996.

       At June 30, 1997, the Registrant had $1,653,049 in cash and cash equivalents, a decrease of $609,590 from the December 31, 1996 cash balances. At June 30, 1997, the Registrant had approximately $58,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1997, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

       The Registrant's operating performance contributed to a 14% decline in net lease receivables at June 30,1 997 when compared to December 31, 1996. The Registrant's cash distribution from operations for the second quarter of 1997 was 7.25% (annualized) of the limited partners' original capital contribution, a decline of 0.5% (annualized) from the first quarter of 1997. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

       During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected, contributing to an uncertain start to 1997. Since the beginning of the year, the container leasing industry has experienced an upward trend in container utilization. The impact of this trend on the utilization rates of the Registrant has been mixed. The Registrant's dry container utilization rate increased from 77% at December 31, 1996 to 80% at June 30, 1997, while the refrigerated container utilization rates declined from 86% at December 31, 1996 to 82% at June 30, 1997, respectively. During 1996, shipping lines and other transport companies had reduced their leased fleets to minimal levels in an attempt to reduce costs. However, increasing cargo volumes and continued equipment imbalances within the container fleets of shipping lines and transport companies have established a need for these companies to replenish their leased fleets.

       Although there has been a general improvement in container utilization rates, per-diem rental rates continue to remain under pressure. The decline in per-diem rental rates from those evidenced during 1996 can be attributed to the following factors: three new leasing companies have offered new containers and low rental rates in an effort to break into the leasing market; established leasing companies have reduced rates to very low levels; and a continued over supply of containers. Although these conditions are expected to continue to impact the Registrant's financial condition and operating performance throughout 1997, the long-term outlook remains a positive one.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1997 and the three and six-month periods ended June 30, 1996.

       Net lease revenue for the three and six-month periods ended June 30, 1997 was $1,346,583 and $2,743,047, respectively, a decline of approximately 23% and 24% from same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1997 was $2,276,081 and $4,612,886, respectively, reflecting a decline of 17% from each of the same periods in the prior year. During 1997, gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for the three and six-month periods ended June 30, 1997 declined approximately 12% and 9%, respectively, when compared to the same periods in the prior year. Average refrigerated container per diem rental rates for the three and six-month periods ended June 30, 1997 declined approximately 41% and 21%, respectively, when compared to the same periods in the prior year. Dry cargo container utilization, which steadily increased since December 31, 1996, did not recover to the same levels experienced during the three and six-month periods ended June 30, 1996. Refrigerated container utilization rates declined in each of the three and six-month periods ended June 30, 1997, as many of the term leases entered into during the Registrant's initial years of operation have since expired.

       The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1997 and 1996 were as follows:

                                                           Three Months Ended                         Six Months Ended
                                                       ------------------------------         ------------------------------
                                                          June 30,          June 30,             June 30,           June 30,
                                                            1997              1996                  1997              1996
                                                       --------------  --------------         --------------    ------------

           Average Fleet Size (measured in
                twenty-foot equivalent units (TEU))
                     Dry cargo containers                20,391            20,285                  20,331            20,301
                     Refrigerated cargo containers          811               813                     811               813
           Average Utilization
                     Dry cargo containers                    78%               83%                     77%               83%
                     Refrigerated cargo containers           83%               89%                     84%               90%


       Rental equipment operating expenses were 29% and 28% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997, respectively, as compared to 23% and 22% during the three and six-month periods ended June 30, 1996, respectively. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning.

       As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

       The Parent Company is the indirect corporate parent of Cronos Capital Corp., the general partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the general partner or the Registrant, Arthur Andersen confirmed to the general partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant. Following Arthur Andersen's resignation, the Parent Company subsequently received notification from the Securities and Exchange Commission that it was conducting a private investigation of the Parent Company regarding the events and circumstances leading to Arthur Andersen's resignation. The results of this investigation are still pending. Accordingly, the Registrant does not, at this time, have sufficient information to determine the impact, if any, that the Securities and Exchange Commission investigation of the Parent Company and the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the general partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

       Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

       The Registrant retained a new auditor, Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

       The President of the Leasing Company, a subsidiary of the Parent Company, along with two marketing Vice Presidents, resigned in June 1997. These vacancies were filled by qualified, long-time employees who average over 15 years of experience in the container leasing industry, therefore providing continuity in the management of the Leasing Company. The Registrant and general partner do not believe these changes will have a material impact on the future operating results and financial condition of the Registrant.


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

        3(b)          Certificate of Limited Partnership of3the Registrant                **

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



                                    IEA INCOME FUND XII, L.P.

                                    By  Cronos Capital Corp.
                                        The General Partner



                                    By   /s/ JOHN KALLAS
                                        ---------------------
                                        John Kallas
                                        Vice President, Treasurer
                                        Principal Finance & Accounting Officer



Date:  August 14, 1997

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

        3(b)          Certificate of Limited Partnership of3the Registrant                **

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