Form 10-Q
period 1997-09-30
IEA INCOME FUND XII LP
filed 1997-11-10
CIK 879045

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

                            IEA INCOME FUND XII, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996                                     4

         Statements of Operations for the three and nine months ended September 30, 1997 and 1996 (unaudited)      5

         Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited)                6

         Notes to Financial Statements (unaudited)                                                                 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                         13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996.

                            IEA INCOME FUND XII, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                             September 30,      December 31,
                                                                                 1997               1996
                                                                             ------------       ------------
               Assets
Current assets:
   Cash and cash equivalents, includes $1,354,096 at September 30, 1997
      and $2,262,357 at December 31, 1996 in interest-bearing accounts       $  1,616,451       $  2,262,639
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                           1,195,517          1,217,996
                                                                             ------------       ------------

         Total current assets                                                   2,811,968          3,480,635
                                                                             ------------       ------------

Container rental equipment, at cost                                            63,301,457         63,140,873
   Less accumulated depreciation                                               18,645,814         15,961,254
                                                                             ------------       ------------
      Net container rental equipment                                           44,655,643         47,179,619
                                                                             ------------       ------------

Organizational costs, net                                                          12,669            145,611
                                                                             ------------       ------------

                                                                             $ 47,480,280       $ 50,805,865
                                                                             ============       ============

  Liabilities and Partners' Capital

Current liabilities
   Accrued expenses                                                          $    462,948       $    462,948
   Due to general partner (notes 1 and 3)                                          13,382            238,382
                                                                             ------------       ------------

         Total current liabilities                                                476,330            701,330
                                                                             ------------       ------------

Partners' capital (deficit):
   General partner                                                                (22,701)           (25,428)
   Limited partners                                                            47,026,651         50,129,963
                                                                             ------------       ------------

         Total partners' capital                                               47,003,950         50,104,535
                                                                             ------------       ------------

                                                                             $ 47,480,280       $ 50,805,865
                                                                             ============       ============


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                          Three Months Ended              Nine Months Ended
                                                      --------------------------      --------------------------
                                                    September 30,   September 30,    September 30,   September 30,
                                                         1997            1996            1997            1996
                                                      ----------      ----------      ----------      ----------

Net lease revenue (notes 1 and 4)                     $1,487,437      $1,674,886      $4,230,484      $5,297,219
Other operating expenses:
  Depreciation                                           943,944         982,278       2,902,907       2,949,465
  Other general and administrative expenses               23,317          26,974          73,858          75,166
                                                      ----------      ----------      ----------      ----------
                                                         967,261       1,009,252       2,976,765       3,024,631
                                                      ----------      ----------      ----------      ----------
    Earnings from operations                             520,176         665,634       1,253,719       2,272,588
Other income:
  Interest income                                         17,054          33,503          65,255          99,477
  Net gain on disposal of equipment                       25,372          23,421          34,074          57,403
                                                      ----------      ----------      ----------      ----------
                                                          42,426          56,924          99,329         156,880
                                                      ----------      ----------      ----------      ----------
    Net earnings                                      $  562,602      $  722,558      $1,353,048      $2,429,468
                                                      ==========      ==========      ==========      ==========
Allocation of net earnings:
  General partner                                     $   85,605      $   99,452      $  225,409      $  298,104
  Limited partners                                       476,997         623,106       1,127,639       2,131,364
                                                      ----------      ----------      ----------      ----------
                                                      $  562,602      $  722,558      $1,353,048      $2,429,468
                                                      ==========      ==========      ==========      ==========
Limited partners' per unit share of net earnings      $      .13      $      .18      $      .32      $      .61
                                                      ==========      ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                  Nine Months Ended
                                                            ------------------------------
                                                            September 30,     September 30,
                                                                1997              1996
                                                            ------------      ------------

Net cash provided by operating activities                   $ 4,312,021       $ 5,438,544

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment              169,248           351,726
  Purchase of container rental equipment                       (427,452)         (306,330)
  Acquisition fees paid to general partner                     (246,373)         (555,317)
                                                            -----------       -----------

        Net cash used in investing activities                  (504,577)         (509,921)
                                                            -----------       -----------

Cash flows used in financing activities:
  Distribution to partners                                   (4,453,632)       (5,424,496)
                                                            -----------       -----------

Net decrease in cash and cash equivalents                      (646,188)         (495,873)

Cash and cash equivalents at January 1                        2,262,639         2,827,502
                                                            -----------       -----------

Cash and cash equivalents at September 30                   $ 1,616,451       $ 2,331,629
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

                The Partnership commenced operations on January 31, 1992, when the minimum subscription proceeds of $2,000,000 were obtained. As of September 30, 1997, the Partnership operated 9,334 twenty-foot, 5,295 forty-foot and 209 forty-foot high-cube marine dry cargo containers, as well as 199 twenty-foot and 306 forty-foot marine refrigerated cargo containers.

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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1997 and December 31, 1996 were as follows:

                                                       September 30,     December 31,
                                                           1997              1996
                                                       ------------      ------------
Lease receivables, net of doubtful accounts
   of $339,825 at September 30, 1997 and $318,136
   at December 31, 1996                                $  2,226,976      $  2,377,329
Less:
Direct operating payables and accrued expenses              509,226           634,032
Damage protection reserve                                   189,816           196,373
Base management fees                                        290,456           282,898
Reimbursed administrative expenses                           41,961            46,030
                                                       ------------      ------------
                                                       $  1,195,517      $  1,217,996
                                                       ============      ============


                                                                     (Continued)

                            IEA INCOME FUND XII, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)     Due to General Partner

        The amounts due to CCC at September 30, 1997 and December 31, 1996 consist of acquisition fees.


(4)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1997 and 1996 was as follows:

                                               Three Months Ended                  Nine Months Ended
                                         ------------------------------      ------------------------------
                                         September 30,     September 30,     September 30,     September 30,
                                             1997              1996              1997              1996
                                         ------------      ------------      ------------      ------------

Rental revenue                           $  2,327,673      $  2,656,463      $  6,940,559      $  8,199,612
Less:
Rental equipment operating expenses           563,258           653,221         1,875,121         1,895,608
Base management fees                          160,540           179,780           478,623           558,407
Reimbursed administrative expenses            116,438           148,576           356,331           448,378
                                         ------------      ------------      ------------      ------------
                                         $  1,487,437      $  1,674,886      $  4,230,484      $  5,297,219
                                         ============      ============      ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1997 and December 31, 1996.

        At September 30, 1997, the Registrant had $1,616,451 in cash and cash equivalents, a decrease of $646,188 from the December 31, 1996 cash balances. At September 30, 1997, the Registrant had approximately $88,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1997, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

        The Registrant's operating performance contributed to a 2% decline in net lease receivables at September 30, 1997 when compared to December 31, 1996. The Registrant's cash distribution from operations for the third quarter of 1997 was 7.25% (annualized) of the limited partners' original capital contribution, unchanged from the second quarter of 1997. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

        During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing their need for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. Since the beginning of 1997, the container leasing industry has experienced a modest recovery as indicated by an upward trend in container utilization. The impact of this trend on the utilization rates of the Registrant has been mixed. The Registrant's dry container utilization rate increased from 77% at December 31, 1996 to 82% at September 30, 1997, while the refrigerated container utilization rates declined from 86% at December 31, 1996 to 83% at September 30, 1997, respectively. Increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies have re-established a need for these companies to replenish their leased fleets during 1997.

        Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. The recent volatility of the Hong Kong and other Asian financial markets and its impact on trade, shipping, and container leasing, especially intra-Asia and Asia-Europe routes, has yet to be determined. While these conditions could impact the Registrant's financial condition and operating performance through the remainder of 1997 and first half of 1998, the Registrant is well positioned to take advantage of further improvements in the container leasing market.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1997 and the three and nine-month periods ended September 30, 1996.

        Net lease revenue for the three and nine-month periods ended September 30, 1997 was $1,487,437 and $4,230,484, respectively, a decline of approximately 11% and 20% from same respective periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1997 was $2,327,673 and $6,940,559, respectively, reflecting a decline of 12% and 15% from the same respective periods in the prior year. During 1997, gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 1997 declined approximately 12% and 10%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and nine-month periods ended September 30, 1997 declined approximately 11% and 18%, respectively, when compared to the same periods in the prior year. Dry cargo container utilization, which steadily increased since December 31, 1996, did not recover to the same levels experienced during the three and nine-month periods ended September 30, 1996. Refrigerated container utilization rates declined in each of the three and nine-month periods ended September 30, 1997, as many of the term leases entered into during the Registrant's initial years of operation have since expired.

        The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1997 and 1996 were as follows:


                                                     Three Months Ended                 Nine Months Ended
                                            -------------------------------      -------------------------------
                                            September 30,     September 30,      September 30,     September 30,
                                                 1997              1996              1997              1996
                                            -------------     -------------      -------------     -------------

Average Fleet Size (measured in
  twenty-foot equivalent units (TEU))
     Dry cargo containers                       20,361            20,295            20,340            20,299
     Refrigerated containers                       811               811               811               812
Average Utilization
     Dry cargo containers                           81%               82%               79%               83%
     Refrigerated containers                        83%               88%               84%               89%


        Rental equipment operating expenses were 24% and 27%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997, as compared to 25% and 23%, respectively, during the three and nine-month periods ended September 30, 1996. These changes was largely attributable to an increase in costs associated with lower utilization levels, including handling and storage.

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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit
           No.                            Description                             Method of Filing
        -------                           -----------                             ----------------

          3(a)    Limited Partnership Agreement of the Registrant,                *
                  amended and restated as of December 2, 1991

          3(b)    Certificate of Limited Partnership of the Registrant            **

          10      Form of Leasing Agent Agreement with Cronos Containers          ***
                  Limited

          27      Financial Data Schedule                                         Filed with this document


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997..





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



                                      IEA INCOME FUND XII, L.P.

                                      By  Cronos Capital Corp.
                                          The General Partner



                                      By  /s/ JOHN KALLAS
                                          ------------------------------------
                                          John Kallas
                                          Vice President, Treasurer
                                          Principal Finance & Accounting Officer



Date: November 10, 1997

                                 EXHIBIT INDEX


        Exhibit
           No.                            Description                             Method of Filing
        -------                           -----------                             ----------------

          3(a)    Limited Partnership Agreement of the Registrant,                *
                  amended and restated as of December 2, 1991

          3(b)    Certificate of Limited Partnership of the Registrant            **

          10      Form of Leasing Agent Agreement with Cronos Containers          ***
                  Limited

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