Form 10-Q
period 1998-09-30
IEA INCOME FUND XII LP
filed 1998-11-12
CIK 879045

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                            IEA INCOME FUND XII, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                                                              PAGE
PART I -- FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997                                  4

         Statements of Operations for the three and nine months ended September 30, 1998 and 1997 (unaudited)   5

         Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 (unaudited)             6

         Notes to Financial Statements (unaudited)                                                              7

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 10

 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                            12

PART II-- OTHER INFORMATION

 Item 1. Legal Proceedings                                                                                     13

 Item 3. Defaults Upon Senior Securities                                                                       14

 Item 5. Other Information                                                                                     14

 Item 6. Exhibits and Reports on Form 8-K                                                                      16

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997.

                            IEA INCOME FUND XII, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                      September 30,           December 31,
                                                                                          1998                   1997
                                                                                      -------------          -------------
                        Assets

Current assets:
    Cash and cash equivalents, includes $2,255,192 at September 30, 1998 and
        $1,883,189 at December 31, 1997 in interest-bearing accounts                  $   2,255,292          $   1,883,389
    Net lease receivables due from Leasing Company
        (notes 1 and 2)                                                                     936,242              1,094,453
                                                                                      -------------          -------------

            Total current assets                                                          3,191,534              2,977,842
                                                                                      -------------          -------------

Container rental equipment, at cost                                                      62,825,287             63,162,608
    Less accumulated depreciation                                                        22,162,669             19,524,264
                                                                                      -------------          -------------
        Net container rental equipment                                                   40,662,618             43,638,344
                                                                                      -------------          -------------

                                                                                      $  43,854,152          $  46,616,186
                                                                                      =============          =============
                 Liabilities and Partners' Capital

Current liabilities:
    Accrued expenses                                                                  $     462,948          $     462,948
                                                                                      -------------          -------------

            Total current liabilities                                                       462,948                462,948
                                                                                      -------------          -------------

Partners' capital (deficit):
    General partner                                                                         (53,356)               (25,736)
    Limited partners                                                                     43,444,560             46,178,974
                                                                                      -------------          -------------

            Total partners' capital                                                      43,391,204             46,153,238
                                                                                      -------------          -------------

                                                                                      $  43,854,152          $  46,616,186
                                                                                      =============          =============


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                Three Months Ended                     Nine Months Ended
                                                       -----------------------------------     -----------------------------------
                                                       September 30,         September 30,     September 30,         September 30,
                                                            1998                  1997              1998                  1997
                                                       -------------         -------------     -------------         -------------

Net lease revenue (notes 1 and 3)                      $   1,252,615         $   1,487,437     $   4,033,477         $   4,230,484

Other operating expenses:
    Depreciation and amortization                            916,386               943,944         2,758,518             2,902,907
    Other general and administrative expenses                 30,805                23,317            82,293                73,858
                                                       -------------         -------------     -------------         -------------
                                                             947,191               967,261         2,840,811             2,976,765
                                                       -------------         -------------     -------------         -------------

        Earnings from operations                             305,424               520,176         1,192,666             1,253,719

Other income (loss):
    Interest income                                           30,802                17,054            88,496                65,255
    Net gain (loss) on disposal of equipment                 (17,816)               25,372           (21,058)               34,074
                                                       -------------         -------------     -------------         -------------
                                                              12,986                42,426            67,438                99,329
                                                       -------------         -------------     -------------         -------------

        Net earnings                                   $     318,410         $     562,602     $   1,260,104         $   1,353,048
                                                       =============         =============     =============         =============

Allocation of net earnings:
    General partner                                    $      56,813         $      85,605     $     173,488         $     225,409
    Limited partners                                         261,597               476,997         1,086,616             1,127,639
                                                       -------------         -------------     -------------         -------------

                                                       $     318,410         $     562,602     $   1,260,104         $   1,353,048
                                                       =============         =============     =============         =============

Limited partners' per unit share of net earnings       $        0.08         $        0.13     $        0.31         $        0.32
                                                       =============         =============     =============         =============


   The accompanying notes are an integral part of these financial statements.

                           IEA INCOME FUND XII, L.P.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                              Nine Months Ended
                                                                     -----------------------------------
                                                                     September 30,         September 30,
                                                                          1998                  1997
                                                                     -------------         -------------

Net cash provided by operating activities                            $   4,008,452         $   4,312,021

Cash flows provided by (used in) investing activities:
    Proceeds from disposal of equipment                                    385,590               169,248
    Purchase of container rental equipment                                    --                (427,452)
    Acquisition fees paid to general partner                                  --                (246,373)
                                                                     -------------         -------------

        Net cash provided by (used in) investing activities                385,590              (504,577)
                                                                     -------------         -------------

Cash flows used in financing activities:
    Distribution to partners                                            (4,022,139)           (4,453,632)
                                                                     -------------         -------------


Net increase (decrease) in cash and cash equivalents                       371,903              (646,188)


Cash and cash equivalents at January 1                                   1,883,389             2,262,639
                                                                     -------------         -------------


Cash and cash equivalents at September 30                            $   2,255,292         $   1,616,451
                                                                     =============         =============


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

         The Partnership commenced operations on January 31, 1992, when the minimum subscription proceeds of $2,000,000 were obtained. As of September 30, 1998, the Partnership owned and operated 9,261 twenty-foot, 5,250 forty-foot and 207 forty-foot high-cube marine dry cargo containers, as well as 198 twenty-foot and 305 forty-foot marine refrigerated cargo containers.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1998 and December 31, 1997 were as follows:


                                                                             September 30,        December 31,
                                                                                  1998                1997
                                                                             -------------       -------------
         Lease receivables, net of doubtful accounts of $166,611
            at September 30, 1998 and $126,327 at December 31, 1997          $   1,858,402       $   2,117,313
         Less:
         Direct operating payables and accrued expenses                            480,400             512,846
         Damage protection reserve                                                 119,772             179,744
         Base management fees                                                      283,942             289,537
         Reimbursed administrative expenses                                         38,046              40,733
                                                                             -------------       -------------

                                                                             $     936,242       $   1,094,453
                                                                             =============       =============

                                                                     (Continued)

                            IEA INCOME FUND XII, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1998 and 1997 was as follows:


                                                             Three Months Ended                      Nine Months Ended
                                                      ---------------------------------       ---------------------------------
                                                      September 30,       September 30,       September 30,       September 30,
                                                           1998                1997                1998                1997
                                                      -------------       -------------       -------------       -------------

         Rental revenue                               $   2,183,010       $   2,327,673       $   6,500,276       $   6,940,559
         Less:
         Rental equipment operating expenses                646,410             563,258           1,624,038           1,875,121
         Base management fees                               147,356             160,540             441,948             478,623
         Reimbursed administrative expenses                 136,629             116,438             400,813             356,331
                                                      -------------       -------------       -------------       -------------

                                                      $   1,252,615       $   1,487,437       $   4,033,477       $   4,230,484
                                                      =============       =============       =============       =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between September 30, 1998 and December 31, 1997.

     At September 30, 1998, the Registrant had $2,255,292 in cash and cash equivalents, an increase of $371,903 from the December 31, 1997 cash balances. At September 30, 1998, the Registrant had approximately $522,000 in cash generated from equipment sales reserved as part of its cash balances.

     The Registrant's operating performance contributed to a 14% decline in net lease receivables at September 30, 1998 when compared to December 31, 1997. The Registrant's cash distribution from operations for the third quarter of 1998 was 7.25% (annualized) of the limited partners' original capital contributions, unchanged from the second quarter of 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     During the third quarter of 1998, the economic troubles in Asia, as evidenced by devalued currencies, restricted credit, and negative economic growth, continued to impact the growth of containerized trade. Significant trade imbalances, combined with a drop in trade volumes in some locations, continued to challenge the container leasing industry, with a corresponding effect on the Registrant's operating performance. The devaluation of the Asian currencies has led to an increase in exports from Asia, creating a strong demand for containers in that area of the world. However, the devalued currencies, together with the effects of restricted credit, have also reduced the demand in Asia for imports from the West. This has resulted in lower demand for containers in Europe and North America. In addition, turmoil in other financial markets, such as Japan and Russia, threatens to spread to Latin America and other emerging markets. As a result of these factors, the Registrant does not foresee any significant change in market conditions in the near future. However, in response to the current market conditions, the Registrant has been repositioning containers from low to higher demand locations in order to reduce its idle inventory. The Registrant will selectively continue to reposition available equipment when it believes that the impact will have a positive effect on its operations.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1998 and the three and nine-month periods ended September 30, 1997.

     Net lease revenue for the three and nine-month periods ended September 30, 1998 was $1,252,615 and $4,033,477, respectively, an increase of 16% and 5% from the respective three and nine-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1998 was $2,183,010 and $6,500,276, respectively, reflecting a decline of 6% from each of the respective periods in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 1998 declined approximately 2% and 7%, respectively, when compared to the same periods in the prior year.

     The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1998 and 1997 were as follows:


                                                                Three Months Ended               Nine Months Ended
                                                         ------------------------------    ------------------------------
                                                         September 30,    September 30,    September 30,    September 30,
                                                              1998             1997             1998             1997
                                                         -------------    -------------    -------------    -------------

         Average fleet size (measured in
            twenty-foot equivalent units (TEU))
               Dry cargo containers                             20,189           20,361           20,361           20,340
               Refrigerated containers                             808              811              808              811
         Average Utilization
               Dry cargo containers                                 75%              81%              82%              79%
               Refrigerated containers                              77%              83%              84%              84%


     Rental equipment operating expenses were 30% and 25%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998, as compared to 24% and 27%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997. The increase reflected during the three month-period ended September 30, 1998 was largely attributable to an increase in costs associated with lower utilization levels, including handling, storage, and repositioning.

     The Registrant disposed of 14 twenty-foot, 13 forty-foot, and one forty-foot high-cube marine dry cargo containers during the third quarter of 1998, as compared to 40 twenty-foot and 12 forty-foot marine dry cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, and suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

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

        CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. The investigations which remain pending have not resulted in any action being taken against Mr. Weissenberger, and he has informed the Parent Company that he does not believe that there is any basis for any action to be taken against him. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. In August 1998, charges were presented against Dr. Friedberg. Dr. Friedberg has denied any wrongdoing and, on September 14, 1998, filed objections to the charges against him.


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

        On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. All of these conditions were fulfilled by August 14, 1998. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amount due on September 30, 1998. The directors of the Parent Company currently are holding discussions with the lenders to refinance or extend its debt that became due on September 30, 1998.

        The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         Exhibit
            No.                                 Description                                            Method of Filing
         -------                                -----------                                            ----------------

            3(a)      Limited Partnership Agreement of the Registrant,  amended and restated     *
                      as of December 2, 1991

            3(b)      Certificate of Limited Partnership of the Registrant                       **

            10        Form of Leasing Agent Agreement with Cronos Containers Limited             ***

            27        Financial Data Schedule                                                    Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.








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




                             IEA INCOME FUND XII, L.P.


                             By   Cronos Capital Corp.
                                  The General Partner




                             By   /s/ Dennis J. Tietz
                                  ----------------------------------------------
                                  Dennis J. Tietz
                                  President and Director of Cronos Capital Corp. ("CCC") Principal Executive Officer of CCC




Date: November 13, 1998

\                                  EXHIBIT INDEX


         Exhibit
            No.                                 Description                                            Method of Filing
         -------                                -----------                                            ----------------

            3(a)      Limited Partnership Agreement of the Registrant,  amended and restated     *
                      as of December 2, 1991

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