Form 10-Q
period 1999-03-31
IEA INCOME FUND XII LP
filed 1999-05-12
CIK 879045

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                            IEA INCOME FUND XII, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998                         4


         Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited)   5


         Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)   6


         Notes to Financial Statements (unaudited)                                                 7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               11


PART II - OTHER INFORMATION


 Item 1. Legal Proceedings                                                                        12


 Item 3. Defaults Upon Senior Securities                                                          12


 Item 5. Other Information                                                                        12


 Item 6. Exhibits and Reports on Form 8-K                                                         14

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1999 and December 31, 1998, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998.

                            IEA INCOME FUND XII, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                               March 31,        December 31,
                                                                                 1999               1998
                                                                             ------------       ------------
                 Assets

Current assets:
   Cash and cash equivalents, includes $2,149,241 at March 31, 1999 and
      $2,407,514 at December 31, 1998 in interest-bearing accounts           $  2,149,341       $  2,407,614
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                             617,245            656,520
                                                                             ------------       ------------

         Total current assets                                                   2,766,586          3,064,134
                                                                             ------------       ------------

Container rental equipment, at cost                                            62,506,283         62,646,590
   Less accumulated depreciation                                               23,787,568         23,010,870
                                                                             ------------       ------------
      Net container rental equipment                                           38,718,715         39,635,720
                                                                             ------------       ------------

                                                                             $ 41,485,301       $ 42,699,854
                                                                             ============       ============
            Liabilities and Partners' Capital

Current liabilities:
   Accrued expenses                                                          $    462,948       $    462,948
                                                                             ------------       ------------

         Total current liabilities                                                462,948            462,948
                                                                             ------------       ------------

Partners' capital (deficit):
   General partner                                                                (77,043)           (64,897)
   Limited partners                                                            41,099,396         42,301,803
                                                                             ------------       ------------

         Total partners' capital                                               41,022,353         42,236,906
                                                                             ------------       ------------

                                                                             $ 41,485,301       $ 42,699,854
                                                                             ============       ============


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                            Three Months Ended
                                                      -----------------------------
                                                       March 31,         March 31,
                                                         1999              1998
                                                      -----------       -----------
Net lease revenue (notes 1 and 3)                     $ 1,093,475       $ 1,389,954

Other operating expenses:
  Depreciation                                            915,896           921,226
  Other general and administrative expenses                32,951            28,528
                                                      -----------       -----------
                                                          948,847           949,754
                                                      -----------       -----------

    Earnings from operations                              144,628           440,200

Other income (loss):
  Interest income                                          23,953            27,466
  Net gain (loss) on disposal of equipment                (92,685)            4,496
                                                      -----------       -----------
                                                          (68,732)           31,962
                                                      -----------       -----------

    Net earnings                                      $    75,896       $   472,162
                                                      ===========       ===========

Allocation of net earnings:
  General partner                                     $    48,547       $    62,802
  Limited partners                                         27,349           409,360
                                                      -----------       -----------

                                                      $    75,896       $   472,162
                                                      ===========       ===========

Limited partners' per unit share of net earnings      $      0.01       $      0.12
                                                      ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                  Three Months Ended
                                                            -----------------------------
                                                             March 31,         March 31,
                                                               1999              1998
                                                            -----------       -----------
Net cash provided by operating activities                   $ 1,087,115       $ 1,330,865

Cash flows provided by (used in) investing activities:
  Proceeds from disposal of equipment                           154,371           214,805
  Purchase of container rental equipment                       (199,342)               --
  Acquisition fees paid to general partner                       (9,967)               --
                                                            -----------       -----------

Net cash provided by (used in) investing activities             (54,938)          214,805
                                                            -----------       -----------

Cash flows used in financing activities:
  Distribution to partners                                   (1,290,450)       (1,340,713)
                                                            -----------       -----------


Net increase (decrease) in cash and cash equivalents           (258,273)          204,957


Cash and cash equivalents at January 1                        2,407,614         1,883,389
                                                            -----------       -----------


Cash and cash equivalents at March 31                       $ 2,149,341       $ 2,088,346
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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1999 and December 31, 1998 were as follows:


                                                                      March 31,       December 31,
                                                                         1999            1998
                                                                      ----------      ----------
         Lease receivables, net of doubtful accounts of $157,141
           at March 31, 1999 and $209,635 at December 31, 1998        $1,691,135      $1,690,827
         Less:
         Direct operating payables and accrued expenses                  543,806         491,270
         Damage protection reserve                                       235,054         237,855
         Base management fees                                            262,164         271,288
         Reimbursed administrative expenses                               32,866          33,894
                                                                      ----------      ----------

                                                                      $  617,245      $  656,520
                                                                      ==========      ==========


                                                                     (Continued)

                            IEA INCOME FUND XII, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1999 and 1998 was as follows:


                                                      Three Months Ended
                                                  --------------------------
                                                   March 31,       March 31,
                                                     1999            1998
                                                  ----------      ----------
         Rental revenue (note 4)                  $1,862,426      $2,179,358
         Less:
         Rental equipment operating expenses         537,698         487,720
         Base management fees                        128,266         149,902
         Reimbursed administrative expenses          102,987         151,782
                                                  ----------      ----------

                                                  $1,093,475      $1,389,954
                                                  ==========      ==========


(4)  Operating Segment

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

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of March 31, 1999, the Partnership operated 9,314 twenty-foot, 5,207 forty-foot and 205 forty-foot high-cube marine dry cargo containers, as well as 195 twenty-foot and 305 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three-month periods ended March 31, 1999 and 1998 follows:

                                                         1999            1998
                                                      ----------      ----------
         Dry cargo containers                         $1,489,917      $1,765,023
         Refrigerated containers                         372,509         414,335
                                                      ----------      ----------

         Total                                        $1,862,426      $2,179,358
                                                      ==========      ==========

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

1) Material changes in financial condition between March 31, 1999 and December 31, 1998.

     At March 31, 1999, the Registrant had $2,149,341 in cash and cash equivalents, a decrease of $258,273 from the cash balances at December 31, 1998. During the first quarter of 1999, the Registrant expended $209,309 of cash generated from sales proceeds to purchase and replace containers which had been lost or damaged beyond repair.

     The Registrant's operating performance contributed to a 6% decline in net lease receivables at March 31, 1999 when compared to December 31, 1998. The Registrant's cash distribution from operations for the first quarter of 1999 was 6.50% (annualized) of the limited partners' original capital contributions, unchanged from the fourth quarter of 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the first quarter of 1999 was .50% (annualized) of the limited partners' original capital contribution, unchanged from the fourth quarter of 1998. Sales proceeds to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     Growth in intra-Asian trade and improving lease-out activity in some key locations have expanded the requirement for leased containers in selected locations. As a result of these slowly improving trends, trade volumes in several markets are rebounding and utilization of the Registrant's equipment has been recently improving. However, per-diem rental rates remain unchanged and container imbalances are expected to continue for the remainder of 1999. In light of the encouraging signs mentioned above, the Registrant will selectively increase its repositioning of available equipment to higher demand locations when it believes that the impact will have a positive effect on operations.

2) Material changes in the results of operations between the three-month period ended March 31, 1999 and the three-month period ended March 31, 1998.

     Net lease revenue for the three-month period ended March 31, 1999 was $1,093,475, a decline of 21% from the same period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1999 was $1,862,426, reflecting a decline of 15% from the same period in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for the three-month period ended March 31, 1999 declined approximately 4%, when compared to the same period in the prior year. Average refrigerated container per-diem rental rates for the three-month period ended March 31, 1999 declined approximately 6%, when compared to the same period in the prior year.

     The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1999 and 1998 were as follows:

                                                           Three Months Ended
                                                         ----------------------
                                                         March 31,    March 31,
                                                           1999         1998
                                                         ---------    ---------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))
               Dry cargo containers                       20,135       20,277
               Refrigerated containers                       807          809
         Average Utilization
               Dry cargo containers                           66%          78%
               Refrigerated containers                        69%          85%

     Rental equipment operating expenses were 29% of the Registrant's gross lease revenue during the three-month period ended March 31, 1999, as compared to 22% during the three-month period ended March 31, 1998. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling and storage.

     The Registrant disposed of 56 twenty-foot, 34 forty-foot and one forty-foot high-cube marine dry cargo containers during the first quarter of 1999, as compared to 25 twenty-foot, 17 forty-foot and one forty-foot high-cube marine dry cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.


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

     Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described above in the discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.


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

         In March 1999, the Parent Company agreed to a fourth amendment (the "Fourth Amendment") to the Bank Facility under which the final maturity date will be September 1999. The Fourth Amendment became effective as of March 31, 1999 subject to the satisfaction thereafter of various conditions, including the delivery of the Parent Company's audited financial statements for 1998, together with various legal opinions and other loan documentation by April 15, 1999. This date was extended to April 30, 1999. The Parent Company furnished the required legal opinions and other loan documentation and are now under review.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      Exhibit
        No.                       Description                                 Method of Filing
     ---------   ----------------------------------------------------   ----------------------------
       3(a)      Limited Partnership Agreement of the Registrant,          *
                 amended and restated as of December 2, 1991

       3(b)      Certificate of Limited Partnership of the Registrant      **

       10        Form of Leasing Agent Agreement with Cronos               ***
                 Containers Limited

       27        Financial Data Schedule                                   Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.



--------

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


                                        IEA INCOME FUND XII, L.P.


                                        By   Cronos Capital Corp.
                                             The General Partner




                                        By   /s/ Dennis J. Tietz
                                             -----------------------------------
                                             Dennis J. Tietz
                                             President and Director of Cronos
                                             Capital Corp. ("CCC") Principal
                                             Executive Officer of CCC



Date: May 15, 1999

                                  EXHIBIT INDEX



      Exhibit
        No.                       Description                                 Method of Filing
     ---------   ----------------------------------------------------   ----------------------------
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