Form 10-Q
period 1999-09-30
IEA INCOME FUND XII LP
filed 1999-11-15
CIK 879045

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-21518

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           IEA INCOME FUND XII, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
         Balance Sheets -- September 30, 1999 (unaudited) and
         December 31, 1998...........................................    4
         Statements of Operations for the three and nine months ended
         September 30, 1999 and 1998 (unaudited).....................    5
         Statements of Cash Flows for the nine months ended September
         30, 1999 and 1998 (unaudited)...............................    6
         Notes to Financial Statements (unaudited)...................    7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   12

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   13
Item 3.  Defaults Upon Senior Securities.............................   13
Item 5.  Other Information...........................................   13
Item 6.  Exhibits and Reports on Form 8-K............................   14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Presented herein are the Registrant's balance sheets as of September 30, 1999 and December 31, 1998, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998.

                           IEA INCOME FUND XII, L.P.

                                 BALANCE SHEETS
                                  (UNAUDITED)


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                        ASSETS

Current assets:
  Cash and cash equivalents, includes $1,868,389 at September
     30, 1999 and $2,407,514 at December 31, 1998 in
     interest-bearing accounts..............................   $ 1,868,489     $ 2,407,614
  Net lease receivables due from Leasing Company (notes 1
     and 2).................................................       183,124         656,520
                                                               -----------     -----------
          Total current assets..............................     2,051,613       3,064,134
                                                               -----------     -----------
Container rental equipment, at cost.........................    62,003,870      62,646,590
  Less accumulated depreciation.............................    25,401,439      23,010,870
                                                               -----------     -----------
     Net container rental equipment.........................    36,602,431      39,635,720
                                                               -----------     -----------
                                                               $38,654,044     $42,699,854
                                                               ===========     ===========

                             LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accrued expenses..........................................   $   416,624     $   462,948
                                                               -----------     -----------
          Total current liabilities.........................       416,624         462,948
                                                               -----------     -----------
Partners' capital (deficit):
  General partner...........................................      (104,892)        (64,897)
  Limited partners..........................................    38,342,312      42,301,803
                                                               -----------     -----------
          Total partners' capital...........................    38,237,420      42,236,906
                                                               -----------     -----------
                                                               $38,654,044     $42,699,854
                                                               ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                           IEA INCOME FUND XII, L.P.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1999            1998            1999            1998
                                               -------------   -------------   -------------   -------------
Net lease revenue (notes 1 and 3)............    $ 882,030      $1,252,615      $2,782,635      $4,033,477
Other operating expenses:
  Depreciation...............................      911,896         916,386       2,743,388       2,758,518
  Other general and administrative
     expenses................................       27,205          30,805          84,935          82,293
                                                 ---------      ----------      ----------      ----------
                                                   939,101         947,191       2,828,323       2,840,811
                                                 ---------      ----------      ----------      ----------
     Earnings (loss) from operations.........      (57,071)        305,424         (45,688)      1,192,666
Other income (loss):
  Interest income............................       22,389          30,802          69,963          88,496
  Net loss on disposal of equipment..........      (74,144)        (17,816)       (152,768)        (21,058)
                                                 ---------      ----------      ----------      ----------
                                                   (51,755)         12,986         (82,805)         67,438
                                                 ---------      ----------      ----------      ----------
     Net earnings (loss).....................    $(108,826)     $  318,410      $ (128,493)     $1,260,104
                                                 =========      ==========      ==========      ==========
Allocation of net earnings (loss):
  General partner............................    $  45,761      $   56,813      $  141,727      $  173,488
  Limited partners...........................     (154,587)        261,597        (270,220)      1,086,616
                                                 ---------      ----------      ----------      ----------
                                                 $(108,826)     $  318,410      $ (128,493)     $1,260,104
                                                 =========      ==========      ==========      ==========
Limited partners' per unit share of net
  earnings (loss)............................    $   (0.05)     $     0.08      $    (0.08)     $     0.31
                                                 =========      ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                           IEA INCOME FUND XII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1999             1998
                                                              -------------    -------------
Net cash provided by operating activities...................   $ 3,079,090      $ 4,008,452
Cash flows provided by (used in) investing activities:
  Proceeds from disposal of equipment.......................       462,087          385,590
  Purchase of container rental equipment....................      (199,342)              --
  Acquisition fees paid to general partner..................        (9,967)              --
                                                               -----------      -----------
     Net cash provided by investing activities..............       252,778          385,590
                                                               -----------      -----------
Cash flows used in financing activities:
  Distribution to partners..................................    (3,870,993)      (4,022,139)
                                                               -----------      -----------
Net increase (decrease) in cash and cash equivalents........      (539,125)         371,903
Cash and cash equivalents at January 1......................     2,407,614        1,883,389
                                                               -----------      -----------
Cash and cash equivalents at September 30...................   $ 1,868,489      $ 2,255,292
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

                           IEA INCOME FUND XII, L.P.

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

(2) NET LEASE RECEIVABLES DUE FROM LEASING COMPANY

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1999 and December 31, 1998 were as follows:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Lease receivables, net of doubtful accounts of $194,100 at
  September 30, 1999 and $209,635 at December 31, 1998.....   $1,406,931       $1,690,827
Less:
Direct operating payables and accrued expenses.............      723,619          491,270
Damage protection reserve..................................      223,070          237,855
Base management fees.......................................      245,537          271,288
Reimbursed administrative expenses.........................       31,581           33,894
                                                              ----------       ----------
                                                              $  183,124       $  656,520
                                                              ==========       ==========

(3) NET LEASE REVENUE

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1999 and 1998 was as follows:

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             1998             1999             1998
                                         -------------    -------------    -------------    -------------
Rental revenue (note 4)................   $1,596,370       $2,183,010       $5,065,891       $6,500,276
Less:
Rental equipment operating expenses....      513,911          646,410        1,637,155        1,624,038
Base management fees...................      110,284          147,356          349,252          441,948
Reimbursed administrative expenses.....       90,145          136,629          296,849          400,813
                                          ----------       ----------       ----------       ----------
                                          $  882,030       $1,252,615       $2,782,635       $4,033,477
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

                           IEA INCOME FUND XII, L.P.

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

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of September 30, 1999, the Partnership operated 9,245 twenty-foot, 5,180 forty-foot and 205 forty-foot high-cube marine dry cargo containers, as well as 195 twenty-foot and 297 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 1999 and 1998 was as follows:

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             1998             1999             1998
                                         -------------    -------------    -------------    -------------
Dry cargo containers...................   $1,345,079       $1,790,566       $4,150,524       $5,277,799
Refrigerated containers................      251,291          392,444          915,367        1,222,477
                                          ----------       ----------       ----------       ----------
          Total........................   $1,596,370       $2,183,010       $5,065,891       $6,500,276
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

     (1) Material changes in financial condition between September 30, 1999 and December 31, 1998.

     At September 30, 1999, the Registrant had $1,868,489 in cash and cash equivalents, a decrease of $539,125 from the December 31, 1998 cash balances.

     The Registrant's operating performance contributed to a 72% decline in net lease receivables at September 30, 1999 when compared to December 31, 1998. The Registrant's cash distribution from operations for the third quarter of 1999 was 5.75% (annualized) of the limited partners' original capital contributions, a decline from the second quarter of 1999 distribution of 6.00% (annualized). These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     As discussed in previous quarters, improving prospects in the Asia-Pacific region have been the impetus for a recovery in containerized trade volumes. Strong demand in North America has generated increases in transpacific volumes from Asia, and imports into Asia are also improving as a result of economic recovery in the region. As a result, container lease-outs from both North America and Europe are showing signs of revival.

     The General Partner previously reported that trade imbalances, which were heightened by the Asian financial crisis, resulted in the necessity to reposition off-hire equipment from low-demand drop-off locations in North America and Europe to higher-demand areas in Asia. Such imbalances continue to be widespread in the container leasing industry. In order to meet the stronger demand in Asia, the General Partner will continue to reposition the Registrant's idle equipment as warranted by market conditions. This repositioning will allow us to better fulfill customer requirements, while at the same time reducing costs associated with handling and storing off-hire or stockpiled equipment.

     (2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1999 and the three and nine-month periods ended September 30, 1998.

     Net lease revenue for the three and nine-month periods ended September 30, 1999 was $882,030 and $2,782,635, respectively, a decrease of 30% and 31% respectively, from the same periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1999 was $1,596,370 and $5,065,891, respectively, reflecting a decline of 27% and 22%, respectively, from the same periods in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 1999 declined approximately 13% and 8%, respectively, when compared to the same periods in the prior year. Refrigerated container average per-diem rental rates for the three and nine-month periods ended September 30, 1999 declined 19% and 12%, respectively, when compared to the same periods in the prior year.

     The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1999 and 1998 were as follows:

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1999            1998            1999            1998
                                               -------------   -------------   -------------   -------------
Average fleet size (measured in twenty-foot
  equivalent units (TEU))
  Dry cargo containers.......................     20,038          20,189          20,090          20,361
  Refrigerated containers....................        797             808             802             808
Average Utilization
  Dry cargo containers.......................         71%             75%             68%             82%
  Refrigerated containers....................         64%             77%             67%             84%

     Rental equipment operating expenses were 32% of the Registrant's gross lease revenue during both the three and nine-month periods ended September 30, 1999, as compared to 30% and 25%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998. This increase was largely attributable to an increase in costs associated with slightly lower utilization levels, including handling and storage.

     The Registrant disposed of 23 twenty-foot and 12 forty-foot marine dry cargo containers as well as eight forty-foot marine refrigerated cargo containers during the third quarter of 1999, as compared to 14 twenty-foot, 13 forty-foot, and one forty-foot high-cube marine dry cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

YEAR 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Leasing Company's computer systems have undergone modifications in order to render the systems ready for the Year 2000. The Leasing Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Leasing Company has completed all the necessary changes and testing in a dedicated Year 2000 environment. All compliant code was made live in August 1999. The Leasing Company has contacted all of its critical business suppliers and has been advised that their systems are Year 2000 compliant. The Leasing Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing Year 2000 issues are being recognized as incurred. Management has not yet assessed the Year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future by the Leasing Company and its affiliates to be in excess of $500,000. None of the costs incurred with respect to Year 2000 compliance will be borne by the Registrant. The Leasing Company believes it will be able to resolve any major Year 2000 issues. The Leasing Company is aware of the implications of a Year 2000 computer system failure and is currently in the process of developing its contingency plans. While management believes the possibility of a Year 2000 system failure to be remote, if the Leasing Company's internal systems or those of its critical business suppliers fail, the Leasing Company's consolidated financial position, liquidity or results of operations may be adversely affected.

CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, (a) the statements in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning (i) preliminary indications that trade volumes from North America and Europe to Asia may be increasing (ii) the Leasing Company's expectation that its repositioning strategy will place container equipment in higher demand locations and that it will improve utilization; (b) the statements under Year 2000 concerning (i) the Leasing Company's belief that it will be able to resolve any major year 2000 issues (ii) the Leasing Company's belief that the possibility of a year 2000 failure is remote; and (c) the statements under Legal Proceedings concerning the Parent Company's hope of settling the SEC investigation by the end of 1999.

     Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Registrant. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Registrant will be those anticipated by management. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures as well as other risks and uncertainties, including, but not limited to, those described under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in the discussion of the marine container leasing business; Item 3, Quantitative and Qualitative Disclosures about Market Risk and under Part
II -- Item 1, Legal Proceedings and Item 5, Other Information and those risks and uncertainties detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II -- OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                         DESCRIPTION                           METHOD OF FILING
        -------                       -----------                       ------------------------
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

     (b) Reports on Form 8-K

     On August 20, 1999 and August 23, 1999, the Registrant filed a Report on Form 8-K and a Report on Form 8-K/A, respectively, reporting the change in the Registrant's independent auditors.

---------------
  * Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

 ** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

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

                                          By  /s/ PETER J. YOUNGER
                                             -----------------------------------
                                             Peter J. Younger
                                             Chief Financial Officer and
                                              Treasurer of Cronos Capital Corp.
                                              ("CCC")

Date: November 12, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION                               METHOD OF FILING
-------                          -----------                           ------------------------
 3(a)    Limited Partnership Agreement of the Registrant, amended and  *
         restated as of December 2, 1991
3(b)     Certificate of Limited Partnership of the Registrant          **
10       Form of Leasing Agent Agreement with Cronos Containers        ***
         Limited
27       Financial Data Schedule                                       Filed with this document

---------------
  * Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

 ** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on
    Form S-1 (No. 33-42697)
                                       16