Form 10-Q
period 2000-03-31
IEA INCOME FUND XII LP
filed 2000-05-15
CIK 879045

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            IEA INCOME FUND XII, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets - March 31, 2000 and December 31, 1999 (unaudited)                              4


         Condensed Statements of Operations for the three months ended March 31, 2000 and 1999 (unaudited)        5


         Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited)        6


         Notes to Condensed Financial Statements (unaudited)                                                      7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                              11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                                        12

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's condensed balance sheets as of March 31, 2000 and December 31, 1999, condensed statements of operations for the three months ended March 31, 2000 and 1999, and condensed statements of cash flows for the three months ended March 31, 2000 and 1999.

                          IEA INCOME FUND XII, L.P.

                           CONDENSED BALANCE SHEETS

                                 (UNAUDITED)

                                                                              March 31,        December 31,
                                                                                2000               1999
                                                                            ------------       ------------

                 Assets

Current assets:
   Cash and cash equivalents, includes $1,160,889 at March 31, 2000
      and $1,111,325 at December 31, 1999 in interest-bearing accounts      $  1,161,034       $  1,111,425
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                            291,211            585,156
                                                                            ------------       ------------

         Total current assets                                                  1,452,245          1,696,581
                                                                            ------------       ------------


Container rental equipment, at cost                                           61,594,143         61,857,061
   Less accumulated depreciation                                              26,940,034         26,191,802
                                                                            ------------       ------------
      Net container rental equipment                                          34,654,109         35,665,259
                                                                            ------------       ------------

         Total assets                                                       $ 36,106,354       $ 37,361,840
                                                                            ============       ============

            Liabilities and Partners' Capital

Current liabilities:
   Accrued expenses                                                         $    229,050       $    254,500
                                                                            ------------       ------------


Partners' capital (deficit):
   General partner                                                              (128,494)          (116,193)
   Limited partners                                                           36,005,798         37,223,533
                                                                            ------------       ------------

         Total partners' capital                                              35,877,304         37,107,340
                                                                            ------------       ------------

         Total liabilities and partners' capital                            $ 36,106,354       $ 37,361,840
                                                                            ============       ============


              The accompanying notes are an integral part of these
                        condensed financial statements.

                            IEA INCOME FUND XII, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                Three Months Ended
                                                           -----------------------------
                                                            March 31,         March 31,
                                                               2000              1999
                                                           -----------       -----------
Net lease revenue (notes 1 and 3)                          $   954,521       $ 1,093,475

Other operating expenses:
  Depreciation                                                 905,763           915,896
  Other general and administrative expenses                     30,483            32,951
                                                           -----------       -----------
                                                               936,246           948,847
                                                           -----------       -----------

    Income from operations                                      18,275           144,628

Other income (loss):
  Interest income                                               14,719            23,953
  Net loss on disposal of equipment                            (40,776)          (92,685)
                                                           -----------       -----------
                                                               (26,057)          (68,732)
                                                           -----------       -----------

    Net income (loss)                                      $    (7,782)      $    75,896
                                                           ===========       ===========

Allocation of net income (loss):
  General partner                                          $    38,756       $    48,547
  Limited partners                                             (46,538)           27,349
                                                           -----------       -----------

                                                           $    (7,782)      $    75,896
                                                           ===========       ===========

Limited partners' per unit share of net income (loss)      $     (0.01)      $      0.01
                                                           ===========       ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                            IEA INCOME FUND XII, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                      Three Months Ended
                                                                -----------------------------
                                                                 March 31,         March 31,
                                                                    2000              1999
                                                                -----------       -----------
Net cash provided by operating activities                       $ 1,195,206       $ 1,087,115

Cash flows provided by (used in) investing activities:
  Proceeds from disposal of equipment                                76,656           154,371
  Purchase of container rental equipment                                 --          (199,342)
  Acquisition fees paid to general partner                               --            (9,967)
                                                                -----------       -----------

       Net cash provided by (used in) investing activities           76,656           (54,938)
                                                                -----------       -----------

Cash flows used in financing activities:
  Distribution to partners                                       (1,222,253)       (1,290,450)
                                                                -----------       -----------

Net increase (decrease) in cash and cash equivalents                 49,609          (258,273)

Cash and cash equivalents at January 1                            1,111,425         2,407,614
                                                                -----------       -----------

Cash and cash equivalents at March 31                           $ 1,161,034       $ 2,149,341
                                                                ===========       ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                            IEA INCOME FUND XII, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     (b) Leasing Company and Leasing Agent Agreement

         The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

         The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these condensed financial statements.

                            IEA INCOME FUND XII, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     (d) Financial Statement Presentation

         These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2000 and December 31, 1999 were as follows:


                                                      March 31,        December 31,
                                                         2000              1999
                                                    -------------      -------------
Gross lease receivables                             $   1,709,487      $   1,676,207
Less:
Direct operating payables and accrued expenses            682,789            432,023
Damage protection reserve                                 181,060            189,163
Base management fees payable                              244,819            271,648
Reimbursed administrative expenses                         69,837             33,911
Allowance for doubtful accounts                           239,771            164,306
                                                    -------------      -------------
Net lease receivables                               $     291,211      $     585,156
                                                    =============      =============

                            IEA INCOME FUND XII, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2000 and 1999 were as follows:


                                                Three Months Ended
                                         --------------------------------
                                            March 31,          March 31,
                                              2000               1999
                                         -------------      -------------
Rental revenue (note 4)                  $   1,759,088      $   1,862,426
Less:
Rental equipment operating expenses            565,073            537,698
Base management fees                           115,990            128,266
Reimbursed administrative expenses             123,504            102,987
                                         -------------      -------------

                                         $     954,521      $   1,093,475
                                         =============      =============


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

     The Partnership derives its revenues from marine cargo containers. As of March 31, 2000, the Partnership operated 9,174 twenty-foot, 5,142 forty-foot and 204 forty-foot high-cube marine dry cargo containers, as well as 195 twenty-foot and 289 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three-month periods ended March 31, 2000 and 1999 follows:


                                 Three Months Ended
                             ----------------------------
                              March 31,         March 31,
                                2000             1999
                             -----------      -----------
Dry cargo containers         $ 1,422,865      $ 1,489,917
Refrigerated containers          336,223          372,509
                             -----------      -----------

Total                        $ 1,759,088      $ 1,862,426
                             ===========      ===========

     Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.


                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 2000 and December 31, 1999.

     At March 31, 2000, the Registrant had $1,161,034 in cash and cash equivalents, an increase of $49,609 from the cash balances at December 31, 1999.

     The Registrant's allowance for doubtful accounts increased from $164,306 at December 31, 1999 to $239,771 at March 31, 2000. This increase was attributable to the delinquent account receivable balances of approximately 12 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

     The Registrant's operating performance contributed to a 50% decline in net lease receivables at March 31, 2000 when compared to December 31, 1999. The Registrant's cash distribution from operations for the first quarter of 2000 was 5.0% (annualized) of the limited partners' original capital contributions, unchanged from the fourth quarter of 1999. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the first quarter of 2000 was 0.25% (annualized) of the limited partners' original capital contribution, a decline from the 1.50% (annualized) in the fourth quarter of 1999. Sales proceeds to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     In order to take advantage of improving market conditions and stronger demand for leased containers, the Registrant undertook a strategy that was aimed at significantly reducing its inventory of idle equipment in some low-demand locations while, at the same time, fulfilling lessee container requirements. As part of this strategy, the Registrant offered leasing incentives to several lessees for picking up off-hire equipment from the Registrant's higher inventory areas. This not only resulted in stronger utilization of the Registrant's equipment, but it also significantly lowered Partnership expenses related to storage and handling.


2) Material changes in the results of operations between the three-month period ended March 31, 2000 and the three-month period ended March 31, 1999.

     Net lease revenue for the three-month period ended March 31, 2000 was $954,521, a decline of 13% from the same period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2000 was $1,759,088, reflecting a decline of 6% from the same period in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates. Average dry cargo container per-diem rental rates for the three-month period ended March 31, 2000 declined approximately 12%, when compared to the same period in the prior year. Average refrigerated container per-diem rental rates for the three-month period ended March 31, 2000 declined approximately 14%, when compared to the same period in the prior year.

     The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2000 and 1999 were as follows:


                                                    Three Months Ended
                                                 -------------------------
                                                 March 31,       March 31,
                                                    2000            1999
                                                 ---------       ---------

Average fleet size (measured in twenty-foot
   equivalent units (TEU))
      Dry cargo containers                          19,938          20,135
      Refrigerated containers                          775             807
Average utilization
      Dry cargo containers                              74%             66%
      Refrigerated containers                           84%             69%



     Rental equipment operating expenses were 32% of the Registrant's gross lease revenue during the three-month period ended March 31, 2000, as compared to 29% during the three-month period ended March 31, 1999. The Registrant's operating results contributed to a 10% decline in base management fees when compared to the same period in the prior year.

     The Registrant disposed of 57 twenty-foot, 28 forty-foot and one forty-foot high-cube marine dry cargo containers, as well as one forty-foot refrigerated cargo container during the first quarter of 2000, compared to 56 twenty-foot, 34 forty-foot and one forty-foot high-cube marine dry cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain or loss on container disposals.


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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K



(a)  Exhibits


  Exhibit
    No.                        Description                         Method of Filing
 ---------    -------------------------------------------------    --------------------
   3(a)       Limited Partnership  Agreement of the Registrant,    *
              amended and restated as of December 2, 1991


   3(b)       Certificate of Limited Partnership of the            **
              Registrant


   10         Form of Leasing Agent Agreement with Cronos          ***
              Containers Limited


   27         Financial Data Schedule                              Filed with this document

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.


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




Date: May 15, 2000

                                  EXHIBIT INDEX


  Exhibit
    No.                        Description                         Method of Filing
 ---------    -------------------------------------------------    --------------------

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