Form 10-Q
period 2000-06-30
IEA INCOME FUND XII LP
filed 2000-08-14
CIK 879045

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO_____


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

                            IEA INCOME FUND XII, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



                                                                                                                         PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Condensed Balance Sheets - June 30, 2000 and December 31, 1999 (unaudited)                                     4


            Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999 (unaudited)       5


            Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)                 6


            Notes to Condensed Financial Statements (unaudited)                                                            7


  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                         10


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                    11


PART II - OTHER INFORMATION


  Item 6.   Exhibits and Reports on Form 8-K                                                                              12

                         PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Presented herein are the Registrant's condensed balance sheets as of June 30, 2000 and December 31, 1999, condensed statements of operations for the three and six months ended June 30, 2000 and 1999, and condensed statements of cash flows for the six months ended June 30, 2000 and 1999.

                            IEA INCOME FUND XII, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                                       June 30,        December 31,
                                                                                         2000               1999
                                                                                    -------------      -------------
                        Assets
Current assets:
    Cash and cash equivalents, includes $1,073,931 at June 30, 2000 and
        $1,111,325 at December 31, 1999 in interest-bearing accounts                $   1,107,140      $   1,111,425
    Net lease receivables due from Leasing Company
        (notes 1 and 2)                                                                   467,002            585,156
                                                                                    -------------      -------------

             Total current assets                                                       1,574,142          1,696,581
                                                                                    -------------      -------------

Container rental equipment, at cost                                                    61,036,141         61,857,061
    Less accumulated depreciation                                                      27,557,912         26,191,802
                                                                                    -------------      -------------
        Net container rental equipment                                                 33,478,229         35,665,259
                                                                                    -------------      -------------

             Total assets                                                           $  35,052,371      $  37,361,840
                                                                                    =============      =============

                 Liabilities and Partners' Capital

Current liabilities:
    Accrued expenses                                                                $     152,700      $     254,500
                                                                                    -------------      -------------

Partners' capital (deficit):
    General partner                                                                      (138,270)          (116,193)
    Limited partners                                                                   35,037,941         37,223,533
                                                                                    -------------      -------------

             Total partners' capital                                                   34,899,671         37,107,340
                                                                                    -------------      -------------

             Total liabilities and partners' capital                                $  35,052,371      $  37,361,840
                                                                                    =============      =============

The accompanying notes are an integral part of these condensed financial statements.

                            IEA INCOME FUND XII, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                Three Months Ended                   Six Months Ended
                                                           -----------------------------       -----------------------------
                                                             June 30,          June 30,          June 30,          June 30,
                                                               2000              1999              2000              1999
                                                           -----------       -----------       -----------       -----------
Net lease revenue (notes 1 and 3)                          $ 1,110,443       $   807,130       $ 2,064,964       $ 1,900,605

Other operating expenses:
   Depreciation                                                903,406           915,596         1,809,169         1,831,492
   Other general and administrative expenses                    28,986            24,779            59,469            57,730
                                                           -----------       -----------       -----------       -----------
                                                               932,392           940,375         1,868,638         1,889,222
                                                           -----------       -----------       -----------       -----------

      Income (loss) from operations                            178,051          (133,245)          196,326            11,383

Other income (loss):
   Interest income                                              13,491            23,621            28,210            47,574
   Net gain (loss) on disposal of equipment                   (126,245)           14,061          (167,021)          (78,624)
                                                           -----------       -----------       -----------       -----------
                                                              (112,754)           37,682          (138,811)          (31,050)
                                                           -----------       -----------       -----------       -----------

      Net income (loss)                                    $    65,297       $   (95,563)      $    57,515       $   (19,667)
                                                           ===========       ===========       ===========       ===========

Allocation of net income (loss):
   General partner                                         $    37,637       $    47,419       $    76,393       $    95,966
   Limited partners                                             27,660          (142,982)          (18,878)         (115,633)
                                                           -----------       -----------       -----------       -----------

                                                           $    65,297       $   (95,563)      $    57,515       $   (19,667)
                                                           ===========       ===========       ===========       ===========

Limited partners' per unit share of net income (loss)      $      0.01       $     (0.04)      $     (0.01)      $     (0.03)
                                                           ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

                            IEA INCOME FUND XII, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                             Six Months Ended
                                                        -----------------------------
                                                         June 30,          June 30,
                                                           2000              1999
                                                        -----------       -----------
Net cash provided by operating activities               $ 2,061,992       $ 2,025,957

Cash provided by (used in) investing activities:
   Proceeds from disposal of equipment                      198,907           365,461
   Purchase of container rental equipment                        --          (199,342)
   Acquisition fees paid to general partner                      --            (9,967)
                                                        -----------       -----------

         Net cash provided by investing activities          198,907           156,152
                                                        -----------       -----------

Cash used in financing activities:
   Distribution to partners                              (2,265,184)       (2,581,492)
                                                        -----------       -----------


Net decrease in cash and cash equivalents                    (4,285)         (399,383)


Cash and cash equivalents at January 1                    1,111,425         2,407,614
                                                        -----------       -----------


Cash and cash equivalents at June 30                    $ 1,107,140       $ 2,008,231
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


                                       7                            (Continued)

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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2000 and December 31, 1999 were as follows:


                                                                  June 30,         December 31,
                                                                    2000               1999
                                                                -------------      -------------

            Gross lease receivables                             $   1,753,164      $   1,676,207
            Less:
            Direct operating payables and accrued expenses            512,044            432,023
            Damage protection reserve                                 162,543            189,163
            Base management fees payable                              254,608            271,648
            Reimbursed administrative expenses                         87,290             33,911
            Allowance for doubtful accounts                           269,677            164,306
                                                                -------------      -------------

            Net lease receivables                               $     467,002      $     585,156
                                                                =============      =============


                                       8                            (Continued)

                            IEA INCOME FUND XII, L.P.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2000 and 1999 were as follows:


                                                         Three Months Ended               Six Months Ended
                                                     --------------------------      --------------------------
                                                      June 30,        June 30,        June 30,        June 30,
                                                        2000            1999            2000            1999
                                                     ----------      ----------      ----------      ----------

            Rental revenue (note 4)                  $1,714,440      $1,607,095      $3,473,528      $3,469,521
            Less:
            Rental equipment operating expenses         382,873         585,546         947,946       1,123,244
            Base management fees                        116,994         110,702         232,984         238,968
            Reimbursed administrative expenses          104,130         103,717         227,634         206,704
                                                     ----------      ----------      ----------      ----------

                                                     $1,110,443      $  807,130      $2,064,964      $1,900,605
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

       The Partnership derives its revenues from cargo marine containers. As of June 30, 2000, the Partnership operated 9,101 twenty-foot, 5,110 forty-foot and 204 forty-foot high-cube dry cargo marine containers, as well as 210 twenty-foot and 278 forty-foot refrigerated cargo marine containers. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2000 and 1999 follows:


                                             Three Months Ended               Six Months Ended
                                         --------------------------      --------------------------
                                          June 30,        June 30,        June 30,        June 30,
                                            2000            1999            2000            1999
                                         ----------      ----------      ----------      ----------
            Dry cargo containers         $1,380,036      $1,315,528      $2,802,901      $2,805,445
            Refrigerated containers         334,404         291,567         670,627         664,076
                                         ----------      ----------      ----------      ----------

            Total                        $1,714,440      $1,607,095      $3,473,528      $3,469,521
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

1) Material changes in financial condition between June 30, 2000 and December 31, 1999.

       At June 30, 2000, the Registrant had $1,107,140 in cash and cash equivalents, a decrease of $4,285 from the cash balances at December 31, 1999.

       The Registrant's allowance for doubtful accounts increased from $164,306 at December 31, 1999 to $269,677 at June 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 13 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

       The Registrant's cash distribution from operations for the second quarter of 2000 was 5.0% (annualized) of the limited partners' original capital contributions, unchanged from the first quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the second quarter of 2000 was 0.75% (annualized) of the limited partners' original capital contributions, an increase from the 0.25% (annualized) in the first quarter of 2000. Sales proceeds to its partners may fluctuate in subsequent periods, reflecting the level of container disposals. Distributions for the general and limited partners are calculated based upon the Partnership Agreement.

       The growth in the volume of world trade, a rise in exports to the Far East, and the global effects of a strong U.S. economy have resulted in improved market conditions for the container leasing industry. As a result of these and other factors, including repositioning initiatives implemented earlier in the year, utilization of the Registrant's fleet of containers has exhibited steady improvement in recent months. In addition, new container prices, as well as interest rates, have been rising from historically low levels. During such times, ocean carriers tend to reduce their capital spending to supplement their owned fleets of containers in favor of leasing. The pressure on per diem rates has impacted the Registrant's revenues, but there has been some rate stabilization in recent months. The Registrant will continue to take advantage of improving market conditions by repositioning equipment to locations of greatest demand as well as seeking out leasing opportunities that will strengthen utilization and enhance the performance of the fleet.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 2000 and the three and six-month periods ended June 30, 1999.

       Net lease revenue for the three and six-month periods ended June 30, 2000 was $1,110,443 and $2,064,964, respectively, an increase of 38% and 9%, from the same respective periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 2000 was $1,714,440 and $3,473,528, respectively, reflecting an increase of 7% and less than 1% from the same respective periods in the prior year. Gross lease revenue was primarily impacted by higher utilization levels and lower per-diem rental rates. Average dry cargo container per-diem rental rates for the three and six-month periods ended June 30, 2000 declined approximately 7% and 10%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 2000 declined approximately 3% and 10%, respectively, when compared to the same periods in the prior year.


                                       10                           (Continued)

       The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 2000 and 1999 were as follows:


                                                                        Three Months Ended            Six Months Ended
                                                                      -----------------------       ---------------------
                                                                      June 30,       June 30,       June 30,       June 30,
                                                                        2000           1999           2000           1999
                                                                      --------       --------       --------       --------
          Average fleet size (measured in twenty-foot equivalent
              units (TEU))

                  Dry cargo containers                                  19,787         20,103         19,873         20,116
                  Refrigerated containers                                  777            805            776            806
          Average Utilization
                  Dry cargo containers                                      76%            67%            75%            67%
                  Refrigerated containers                                   85%            68%            84%            69%


       The Registrant's declining fleet size contributed to reductions in depreciation expense of 1% for both the three and six-month periods ended June 30, 2000 when compared to the same three and six-month periods in the prior year. Rental equipment operating expenses, as a percent of the Registrant's gross lease revenue, were 22% and 27%, respectively, during the three and six-month periods ended June 30, 2000, as compared to 36% and 32%, respectively, during the three and six-month periods ended June 30, 1999. The Registrant's operating results contributed to a 3% decline in base management fees during the six-month period ended June 30, 2000 as compared to the same period in the prior year.

       The Registrant disposed of 73 twenty-foot and 32 forty-foot dry cargo marine containers, as well as 11 forty-foot refrigerated cargo container during the second quarter of 2000, compared to 46 twenty-foot and 15 forty-foot dry cargo marine containers during the same period in the prior year. These disposals resulted in a loss of $167,021 for the second quarter of 2000, as compared to a loss of $78,624 for the same period in the prior year. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, which may fluctuate in subsequent periods.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.

                           PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


(a)    Exhibits


         Exhibit
            No.                                 Description                                            Method of Filing
         --------      ---------------------------------------------------------------------      ------------------------

           3(a)        Limited Partnership Agreement of the Registrant, amended and restated      *
                       as of December 2, 1991

           3(b)        Certificate of Limited Partnership of the Registrant                       **

           10          Form of Leasing Agent Agreement with Cronos Containers Limited             ***

           27          Financial Data Schedule                                                    Filed with this document


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.




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




Date: August 14, 2000

                                  EXHIBIT INDEX


         Exhibit
            No.                                 Description                                            Method of Filing
         --------      ---------------------------------------------------------------------      ------------------------

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