Form 10-Q
period 2000-09-30
IEA INCOME FUND XII LP
filed 2000-11-14
CIK 879045

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

          One Front Street, 15th Floor, San Francisco, California 94111
          (Address of principal executive offices)      (Zip Code)

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

                            IEA INCOME FUND XII, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets (unaudited) - September 30, 2000 and December 31, 1999           4


         Condensed Statements of Operations (unaudited) for the three and nine months ended
         September 30, 2000 and 1999                                                               5


         Condensed Statements of Cash Flows (unaudited) for the nine months ended
         September 30, 2000 and 1999                                                               6


         Notes to Condensed Financial Statements (unaudited)                                       7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                         12

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's condensed balance sheets as of September 30, 2000 and December 31, 1999, condensed statements of operations for the three and nine months ended September 30, 2000 and 1999, and condensed statements of cash flows for the nine months ended September 30, 2000 and 1999.

                            IEA INCOME FUND XII, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                               September 30,      December 31,
                                                                                   2000               1999
                                                                               ------------       ------------
                 Assets
Current assets:
   Cash and cash equivalents, includes $1,448,593 at September 30,
      2000 and $1,111,325 at December 31, 1999 in interest-bearing accounts    $  1,449,359       $  1,111,425
   Net lease receivables due from Leasing Company
      (Notes 1 and 2)                                                               238,428            585,156
                                                                               ------------       ------------

         Total current assets                                                     1,687,787          1,696,581
                                                                               ------------       ------------

Container rental equipment, at cost                                              60,605,888         61,857,061
   Less accumulated depreciation                                                 28,159,403         26,191,802
                                                                               ------------       ------------
      Net container rental equipment                                             32,446,485         35,665,259
                                                                               ------------       ------------

         Total assets                                                          $ 34,134,272       $ 37,361,840
                                                                               ============       ============

            Liabilities and Partners' Capital

Current liabilities:
   Accrued expenses                                                            $     76,350       $    254,500
                                                                               ------------       ------------

Partners' capital (deficit):
   General partner                                                                 (146,688)          (116,193)
   Limited partners                                                              34,204,610         37,223,533
                                                                               ------------       ------------

         Total partners' capital                                                 34,057,922         37,107,340
                                                                               ------------       ------------

         Total liabilities and partners' capital                               $ 34,134,272       $ 37,361,840
                                                                               ============       ============


         The accompanying notes are an integral part of these condensed financial statements.

                            IEA INCOME FUND XII, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                       Three Months Ended                  Nine Months Ended
                                                 -----------------------------       -----------------------------
                                                 September 30,    September 30,      September 30,     September 30,
                                                     2000             1999               2000              1999
                                                 -----------       -----------       -----------       -----------
Net lease revenue (Notes 1 and 3)                $ 1,108,294       $   882,030       $ 3,173,258       $ 2,782,635

Other operating expenses:
  Depreciation                                       894,484           911,896         2,703,653         2,743,388
  Other general and administrative expenses           29,317            27,205            88,786            84,935
                                                 -----------       -----------       -----------       -----------
                                                     923,801           939,101         2,792,439         2,828,323
                                                 -----------       -----------       -----------       -----------

    Income (loss) from operations                    184,493           (57,071)          380,819           (45,688)

Other income (loss):
  Interest income                                     15,587            22,389            43,797            69,963
  Net loss on disposal of equipment                  (13,682)          (74,144)         (180,703)         (152,768)
                                                 -----------       -----------       -----------       -----------
                                                       1,905           (51,755)         (136,906)          (82,805)
                                                 -----------       -----------       -----------       -----------

    Net income (loss)                            $   186,398       $  (108,826)      $   243,913       $  (128,493)
                                                 ===========       ===========       ===========       ===========

Allocation of net income (loss):
  General partner                                $    38,850       $    45,761       $   115,243       $   141,727
  Limited partners                                   147,548          (154,587)          128,670          (270,220)
                                                 -----------       -----------       -----------       -----------

                                                 $   186,398       $  (108,826)      $   243,913       $  (128,493)
                                                 ===========       ===========       ===========       ===========

Limited partners' per unit share of net
  income (loss)                                  $      0.05       $     (0.05)      $      0.04       $     (0.08)
                                                 ===========       ===========       ===========       ===========


         The accompanying notes are an integral part of these condensed financial statements.

                            IEA INCOME FUND XII, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                               Nine Months Ended
                                                          -----------------------------
                                                         September 30,     September 30,
                                                             2000               1999
                                                          -----------       -----------
Net cash provided by operating activities                 $ 3,307,528       $ 3,079,090

Cash from investing activities:
  Proceeds from disposal of equipment                         323,736           462,087
  Purchase of container rental equipment                           --          (199,342)
  Acquisition fees paid to general partner                         --            (9,967)
                                                          -----------       -----------

       Net cash provided by investing activities              323,736           252,778
                                                          -----------       -----------

Cash used in financing activities:
  Distribution to Partners                                 (3,293,330)       (3,870,993)
                                                          -----------       -----------


Net increase (decrease) in cash and cash equivalents          337,934          (539,125)


Cash and cash equivalents, beginning of period              1,111,425         2,407,614
                                                          -----------       -----------


Cash and cash equivalents, end of period                  $ 1,449,359       $ 1,868,489
                                                          ===========       ===========


         The accompanying notes are an integral part of these condensed financial statements.

                            IEA INCOME FUND XII, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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


                                                                     (Continued)

                            IEA INCOME FUND XII, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



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

        (d)     Financial Statement Presentation

                These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in The United States of America ("GAAP") have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

                The preparation of financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2000 and December 31, 1999 were as follows:


                                                   September 30,    December 31,
                                                       2000            1999
                                                    ----------      ----------
Gross lease receivables                             $1,683,287      $1,676,207
Less:
Direct operating payables and accrued expenses         546,699         432,023
Damage protection reserve                              192,572         189,163
Base management fees payable                           263,076         271,648
Reimbursed administrative expenses                      89,595          33,911
Equipment purchases payable                             69,712              --
Allowance for doubtful accounts                        283,205         164,306
                                                    ----------      ----------
Net lease receivables                               $  238,428      $  585,156
                                                    ==========      ==========

                                                                     (Continued)

                            IEA INCOME FUND XII, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2000 and 1999 was as follows:


                                            Three Months Ended               Nine Months Ended
                                        --------------------------      --------------------------
                                       September 30,   September 30,   September 30,    September 30,
                                           2000            1999            2000            1999
                                        ----------      ----------      ----------      ----------
Rental revenue                          $1,660,004      $1,596,370      $5,133,532      $5,065,891
Less:
Rental equipment operating expenses        370,231         513,911       1,318,177       1,637,155
Base management fees                       114,444         110,284         347,428         349,252
Reimbursed administrative expenses          67,035          90,145         294,669         296,849
                                        ----------      ----------      ----------      ----------


                                        $1,108,294      $  882,030      $3,173,258      $2,782,635
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

        The Partnership derives its revenues from cargo marine containers. As of September 30, 2000, the Partnership operated 8,984 twenty-foot, 5,077 forty-foot and 205 forty-foot high-cube dry cargo marine containers, as well as 210 twenty-foot and 273 forty-foot refrigerated cargo marine containers. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2000 and 1999 follows:

                                 Three Months Ended               Nine Months Ended
                             --------------------------      --------------------------
                            September 30,   September 30,   September 30,    September 30,
                                2000            1999            2000             1999
                             ----------      ----------      ----------      ----------
Dry cargo containers         $1,358,437      $1,345,079      $4,161,338      $4,150,524
Refrigerated containers         301,567         251,291         972,194         915,367
                             ----------      ----------      ----------      ----------

Total                        $1,660,004      $1,596,370      $5,133,532      $5,065,891
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

1) Material changes in financial condition between September 30, 2000 and December 31, 1999.

        At September 30, 2000, the Registrant had $1,449,359 in cash and cash equivalents, an increase of $337,934 from the cash balances at December 31, 1999.

        The Registrant's allowance for doubtful accounts increased from $164,306 at December 31, 1999 to $283,205 at September 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 17 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has recorded appropriate allowance.

        The Registrant's cash distribution from operations for the third quarter of 2000 was 5.0% (annualized) of the limited partners' original capital contributions, unchanged from the second quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the third quarter of 2000 was 0.75% (annualized) of the limited partners' original capital contributions, also unchanged from the second quarter of 2000. Sales proceeds to its partners may fluctuate in subsequent periods, reflecting the level of container disposals. Distributions for the general and limited partners are calculated based upon the Partnership Agreement.

        During the third quarter of 2000, growth in the volume of containerized trade continued to improve. As a result, demand for leased equipment strengthened in many locations, but most significantly throughout Asia. With the growth in the volume of world trade, ocean carriers are committing their capital to the purchase of additional containerships and turning to leasing companies to supply them with the containers they need to meet their growing freight requirements. The container leasing market has rebounded and prospects have somewhat improved, but lease rates have remained at generally the same low level as at the beginning of this year. At the same time, inventories of idle equipment have been reduced in Europe, but there has been no appreciable reduction in the U.S. The strong U.S. economy continued to import more than it exported. This imbalance has had the effect of further increasing idle container inventories, particularly on the U.S. East Coast.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 2000 and the three and nine-month periods ended September 30, 1999.

        Net lease revenue for the three and nine-month periods ended September 30, 2000 was $1,108,294 and $3,173,258, respectively, an increase of 26%
        and 14%, from the same respective periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 2000 was $1,660,004 and $5,133,532, respectively, reflecting an increase of 4% and 1%, respectively, from the same three and nine-month periods in the prior year. Gross lease revenue was primarily impacted by higher utilization levels and lower per-diem rental rates. Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 2000 declined approximately 3% and 8%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and nine-month periods ended September 30, 2000 increased 4% and decreased 6%, respectively, when compared to the same periods in the prior year.

                                                                     (Continued)

        The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                            Three Months Ended                Nine Months Ended
                                      -----------------------------     -----------------------------
                                      September 30,    September 30,    September 30,    September 30,
                                          2000             1999             2000             1999
                                      -------------    ------------     ------------     ------------
Average fleet size (measured in
   twenty-foot equivalent units
   (TEU))
      Dry cargo containers               19,620           20,038           19,797           20,090
      Refrigerated containers               761              797              771              802
Average Utilization
      Dry cargo containers                   76%              71%              75%              68%
      Refrigerated containers                79%              64%              83%              67%

        The Registrant's declining fleet size contributed to reductions in depreciation expense of 2% and 1%, respectively, for the three and nine-month periods ended September 30, 2000 when compared to the same three and nine-month periods in the prior year. Rental equipment operating expenses, as a percent of the Registrant's gross lease revenue, were 22% and 26%, respectively, during the three and nine-month periods ended September 30, 2000, as compared to 32% during both the three and nine-month periods ended September 30, 1999. The large decrease for the three-month period ended September 30, 2000 was attributable to the recovery of doubtful accounts.

        The Registrant disposed of 117 twenty-foot and 33 forty-foot dry cargo marine containers, as well as five forty-foot refrigerated cargo containers during the third quarter of 2000, compared to 23 twenty-foot and 12 forty-foot dry cargo marine containers, as well as eight forty-foot refrigerated cargo containers during the same period in the prior year. These disposals resulted in a loss of $180,703 for the third quarter of 2000, as compared to a loss of $152,768 for the same period in the prior year. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, which may fluctuate in subsequent periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)     Exhibits

     Exhibit
       No.                       Description                         Method of Filing
     -------     -----------------------------------------------     ----------------
       3(a)      Limited Partnership Agreement of the                *
                 Registrant, amended and restated as of December
                 2, 1991

       3(b)      Certificate of Limited Partnership of the           **
                 Registrant

       10        Form of Leasing Agent Agreement with Cronos         ***
                 Containers Limited

       27        Financial Data Schedule                             Filed with this
                                                                     document


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.



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




                                    IEA INCOME FUND XII, L.P.


                                    By  Cronos Capital Corp.
                                        The General Partner




                                    By  /s/ Dennis J. Tietz
                                        ----------------------------------------
                                        Dennis J. Tietz
                                        President and Director of Cronos Capital
                                        Corp. ("CCC")
                                        Principal Executive Officer of CCC




Date: November 14, 2000

                                  EXHIBIT INDEX



     Exhibit
       No.                       Description                         Method of Filing
     -------     -----------------------------------------------     ----------------
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