Form 10-Q
period 2001-03-31
IEA INCOME FUND XII LP
filed 2001-05-15
CIK 879045

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            IEA INCOME FUND XII, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000                         4


         Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited)   5


         Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)   6


         Notes to Financial Statements (unaudited)                                                 7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                         12

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of March 31, 2001 and December 31, 2000, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000.

                            IEA INCOME FUND XII, L.P.

                                 BALANCE SHEETS

                                                                                                March 31,              December 31,
                                                                                                  2001                     2000
                                                                                              ------------             ------------
                                                                                               (Unaudited)
                 Assets

Current assets:
   Cash and cash equivalents, includes $1,351,897 at March 31, 2001
      and $1,287,792 at December 31, 2000 in interest-bearing accounts                         $ 1,455,856             $  1,512,512
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                                              444,643                  517,461
                                                                                              ------------             ------------

         Total current assets                                                                    1,900,499                2,029,973
                                                                                              ------------             ------------

Container rental equipment, at cost                                                             59,514,044               59,984,866
   Less accumulated depreciation                                                                29,335,641               28,750,701
                                                                                              ------------             ------------
      Net container rental equipment                                                            30,178,403               31,234,165
                                                                                              ------------             ------------

         Total assets                                                                         $ 32,078,902             $ 33,264,138
                                                                                              ============             ============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                                                (166,478)                (154,625)
   Limited partners                                                                             32,245,380               33,418,763
                                                                                              ------------             ------------

         Total partners' capital                                                              $ 32,078,902             $ 33,264,138
                                                                                              ============             ============


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                              Three Months Ended
                                                        -------------------------------
                                                        March 31,             March 31,
                                                          2001                  2000
                                                        ---------             ---------
Net lease revenue (notes 1 and 3)                       $ 913,111             $ 954,521

Other operating expenses:
  Depreciation                                            871,884               905,763
  Other general and administrative expenses                45,125                30,483
                                                        ---------             ---------
                                                          917,009               936,246
                                                        ---------             ---------

    Income (loss) from operations                          (3,898)               18,275

Other income (loss):
  Interest income                                          18,080                14,719
  Net loss on disposal of equipment                       (93,287)              (40,776)
                                                        ---------             ---------
                                                          (75,207)              (26,057)
                                                        ---------             ---------

    Net loss                                            $ (79,105)            $  (7,782)
                                                        =========             =========

Allocation of net income (loss):
  General partner                                       $  34,345             $  38,756
  Limited partners                                       (113,450)              (46,538)
                                                        ---------             ---------

                                                        $ (79,105)            $  (7,782)
                                                        =========             =========

Limited partners' per unit share of net loss            $   (0.03)            $   (0.01)
                                                        =========             =========


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XII, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                -----------------------------------
                                                                 March 31,               March 31,
                                                                   2001                    2000
                                                                -----------             -----------
Net cash provided by operating activities                       $   844,645             $ 1,195,206


Cash flows provided by investing activities:
  Proceeds from disposal of equipment                               204,830                  76,656


Cash flows used in financing activities:
  Distribution to partners                                       (1,106,131)             (1,222,253)
                                                                -----------             -----------


Net (decrease) increase in cash and cash equivalents                (56,656)                 49,609


Cash and cash equivalents at January 1                            1,512,512               1,111,425
                                                                -----------             -----------


Cash and cash equivalents at March 31                           $ 1,455,856             $ 1,161,034
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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2001 and December 31, 2000 were as follows:

                                                                    March 31,           December 31,
                                                                      2001                  2000
                                                                   ----------           ------------
         Gross lease receivables                                   $1,405,524            $1,601,580
         Less:
         Direct operating payables and accrued expenses               407,473               428,702
         Damage protection reserve                                     85,543               138,819
         Base management fees payable                                 242,422               268,241
         Reimbursed administrative expenses                            60,369                76,784
         Allowance for doubtful accounts                              165,074               171,573
                                                                   ----------            ----------

         Net lease receivables                                     $  444,643            $  517,461
                                                                   ==========            ==========


                                                                     (Continued)

                            IEA INCOME FUND XII, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three-month periods ended March 31, 2001 and 2000 were as follows:

                                                      Three Months Ended
                                               --------------------------------
                                                March 31,             March 31,
                                                  2001                  2000
                                               ----------            ----------
Rental revenue (note 4)                        $1,451,896            $1,759,088
Less:
Rental equipment operating expenses               359,532               565,073
Base management fees                              100,426               115,990
Reimbursed administrative expenses                 78,827               123,504
                                               ----------            ----------

                                               $  913,111            $  954,521
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

        The Partnership derives its revenues from leasing marine cargo containers. As of March 31, 2001, the Partnership operated 8,747 twenty-foot, 5,011 forty-foot and 203 forty-foot high-cube marine dry cargo containers, as well as 236 twenty-foot and 266 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three-month periods ended March 31, 2001 and 2000 follows:

                                                   Three Months Ended
                                            --------------------------------
                                             March 31,             March 31,
                                               2001                  2000
                                            ----------            ----------
         Dry cargo containers               $1,188,227            $1,422,865
         Refrigerated containers               263,669               336,223
                                            ----------            ----------

         Total                              $1,451,896            $1,759,088
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

1) Material changes in financial condition between March 31, 2001 and December 31, 2000.

        At March 31, 2001, the Registrant had $1,455,856 in cash and cash equivalents, an increase of $56,656 from the cash balances at December 31, 2000. Contributing to this change was the Registrants' efforts to increase its working capital reserves. This increase was partially offset by the Registrants' results from operations, impacted by a declining fleet size and conditions created by the slowdown in the global economy.

        The Registrant's operating performance contributed to a 14% decline in net lease receivables at March 31, 2001 when compared to December 31, 2000. The decrease is primarily due to a 12% decrease in gross lease receivables, a component of net lease receivables.

        During the first quarter of 2001, distributions from operations and sales proceeds amounted to $1,059,933. This represents an increase from the $980,878 distributed during the fourth quarter of 2000. The increase in distributions was a result of favorable cash collections of outstanding receivables and an increase in container sales proceeds generated during the fourth quarter of 2000. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.


2) Material changes in the results of operations between the three-month period ended March 31, 2001 and the three-month period ended March 31, 2000.

        In the first quarter of 2001, the worldwide demand for containers was significantly impacted by the slowdown in the global economy. These conditions are reflected in the decline of the Registrant's utilization and per-diem rates from December 31, 2000 levels. The Leasing Company has implemented a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management.

        Net lease revenue for the three-month period ended March 31, 2001 was $913,111, a decline of 4% from the same period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2001 was $1,451,896, reflecting a decline of 17% from the same period in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and a decrease in utilization rates. Average dry cargo container per-diem rental rates for the three-month period ended March 31, 2001 declined approximately 1% when compared to the same period in the prior year. Average refrigerated container per-diem rental rates for the three-month period ended March 31, 2001 declined approximately 4% when compared to the same period in the prior year.

        The Registrant's average fleet size and utilization rates for each of the three-month periods ended March 31, 2001 and 2000 were as follows:

                                                                    Three Months Ended
                                                               ----------------------------
                                                               March 31,          March 31,
                                                                 2001               2000
                                                               ---------          ---------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))
               Dry cargo containers                             19,295             19,938
               Refrigerated containers                             761                775
         Average utilization
               Dry cargo containers                                 69%                74%
               Refrigerated containers                              72%                84%


                                                                     (Continued)

        Rental equipment operating expenses were 25% of the Registrant's gross lease revenue during the three-month period ended March 31, 2001, as compared to 32% during the three-month period ended March 31, 2000. The decrease was primarily due to the $103,679 reduction in the provision for doubtful accounts and related expenses, as well as reductions in repair and maintenance, and repositioning expenses of $97,721. These decreases were partially offset by an increase in storage of $24,993, which typically increase with a reduction in utilization. The Registrant's operating results contributed to a decline in base management fees when compared to the same period in the prior year.

        The Registrant disposed of 141 twenty-foot and 34 forty-foot dry cargo containers during the first quarter of 2001, compared to 57 twenty-foot, 28 forty-foot and one forty-foot high-cube marine dry cargo containers during the same period in the prior year. These disposals resulted in a loss of $93,287 for the first quarter of 2001, as compared to a loss of $40,776 for the same period in the prior year. The Registrant believes that the net losses on container disposals in the first quarters of 2001 and 2000 were a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant's container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current market conditions, the Registrant will monitor the carrying value of its containers to determine if they have been permanently impaired.


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


(a)     Exhibits

      Exhibit
        No.                       Description                            Method of Filing
      -------                     -----------                            ----------------
       3(a)      Limited Partnership Agreement of the                           *
                 Registrant, amended and restated as of December
                 2, 1991

       3(b)      Certificate of Limited Partnership of the                     **
                 Registrant

       10        Form of Leasing Agent Agreement with Cronos                  ***
                 Containers Limited


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.


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



                                       By  /s/ John Kallas
                                           -------------------------------------
                                           John Kallas
                                           Chief Financial Officer and Director
                                           of Cronos Capital Corp. ("CCC")
                                           Principal Financial and Accounting
                                           Officer of CCC


Date: May 15, 2001

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