Form 10-Q
period 2001-06-30
IEA INCOME FUND XII LP
filed 2001-08-14
CIK 879045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-21518

IEA INCOME FUND XII, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3143940 (I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California 94111
(Address of principal executive offices)	(Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [   ].

IEA INCOME FUND XII, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2001

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — June 30, 2001 (unaudited) and December 31, 2000	4

	Statements of Operations for the three and six months ended June 30, 2001 and 2000 (unaudited)	5

	Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2001 and December 31, 2000, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000.

IEA INCOME FUND XII, L.P.

Balance Sheets

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents, includes $3,694 at June 30, 2001 and $1,287,792 at December 31, 2000 in interest-bearing accounts	$1,435,362	$1,512,512

Net lease receivables due from Leasing Company (notes 1 and 2)	298,711	517,461

Total current assets	1,734,073	2,029,973

Container rental equipment, at cost	57,148,319	59,984,866

Less accumulated depreciation	29,815,389	28,750,701

Net container rental equipment	27,332,930	31,234,165

Total assets	$29,067,002	$33,264,138

Partners’ Capital

Partners’ capital (deficit):

General partner	(196,597)	(154,625)

Limited partners	29,263,599	33,418,763

Total partners’ capital	$29,067,002	$33,264,138

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net lease revenue (notes 1 and 3)	$741,066	$1,110,443	$1,654,177	$2,064,964

Other operating expenses:

Depreciation	879,629	903,406	1,751,513	1,809,169

Other general and administrative expenses	57,575	28,986	102,700	59,469

	937,204	932,392	1,854,213	1,868,638

Income (loss) from operations	(196,138)	178,051	(200,036)	196,326

Other income (loss):

Interest income	14,135	13,491	32,215	28,210

Net loss on disposal of equipment	(154,971)	(126,245)	(248,258)	(167,021)

Impairment losses	(1,617,363)	—	(1,617,363)	—

	(1,758,199)	(112,754)	(1,833,406)	(138,811)

Net (loss) income	$(1,954,337)	$65,297	$(2,033,442)	$57,515

Allocation of net income (loss):

General partner	$14,360	$37,637	$48,705	$76,393

Limited partners	(1,968,697)	27,660	(2,082,147)	(18,878)

	$(1,954,337)	$65,297	$(2,033,442)	$57,515

Limited partners’ per unit share of net (loss) income	$(0.56)	$0.01	$(0.59)	$(0.01)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Net cash provided by operating activities	$1,645,321	$2,061,992

Cash provided by investing activities:

Proceeds from disposal of equipment	441,223	198,907

Cash used in financing activities:

Distribution to partners	(2,163,694)	(2,265,184)

Net decrease in cash and cash equivalents	(77,150)	(4,285)

Cash and cash equivalents at January 1	1,512,512	1,111,425

Cash and cash equivalents at June 30	$1,435,362	$1,107,140

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Notes to Unaudited Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

IEA Income Fund XII, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on August 28, 1991 for the purpose of owning and leasing marine cargo containers worldwide to ocean carriers. To this extent, the Partnership’s operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Partnership’s leases generally require all payments to be made in United States currency.

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with the general partner. The Partnership shall continue until December 31, 2011, unless sooner terminated upon the occurrence of certain events.

The Partnership commenced operations on January 31, 1992, when the minimum subscription proceeds of $2,000,000 were obtained. The Partnership offered 3,750,000 units of limited partnership interest at $20 per unit, or $75,000,000. The offering terminated on November 30, 1992, at which time 3,513,594 limited partnership units had been sold.

(b)	Leasing Company and Leasing Agent Agreement

The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

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

(d)	Depreciation of Rental Equipment

Effective June 1, 2001, the estimated depreciable life has been changed from a twelve-year life to a fifteen-year life and the estimated salvage value has been changed from 30% to 10% of the original equipment cost. The effect of these depreciation changes is a decrease to net income of approximately $18,700 from June 1 to June 30, 2001.

(e)	Container Equipment

In June 2001, the Partnership recorded impairment charges relating to refrigerated container equipment which reduced net income by $1,617,363 or $0.46 per limited partnership unit.

In the second quarter of 2001, the Leasing Company undertook a review of the Partnership’s refrigerated container equipment. The purpose of the review was to consider recent changes in the marketplace and economic environment and to identify the consequences, if any, from an accounting perspective. The Leasing Company identified a number of issues that have had an impact on the carrying value of certain equipment at June 30, 2001.

i.	In 1992, the Montreal Protocol outlawed the production of the R12 refrigerant gas by developed countries. Since that date, shipping lines and leasing companies have operated fleets including refrigerated container equipment with the R12 refrigerant gas (the “R12 Containers”). However, the environmental impact of refrigerant gases has become increasingly prominent. On January 1, 2001, it became illegal for R12 to be handled, other than for disposal, in almost all countries that are members of the European Union.

ii.	Several of the major shipping lines that lease from the Leasing Company, as well as other leasing companies, have committed to eliminating R12 Containers from their fleets in 2001. Inventories consisting of R12 Containers will continue to increase as shipping lines redeliver the containers from existing leases.

iii.	During 2000, the Leasing Company completed a number of term leases for R12 Containers. However, over the course of 2001, the factors outlined above, together with the deteriorating economic environment, have resulted in a very slow leasing market for R12 Containers. In addition, it is probable that residual prices for R12 Containers will decrease as R12 containers are redelivered from existing leases.

The Leasing Company has considered the impact of these factors in June 2001 and decided to change the current marketing strategy for R12 Containers. The Leasing Company concluded that effective July 1, 2001, inventories of R12 Containers would be targeted for immediate sale. The Leasing Company also conducted a review of R12 Containers that were on lease at June 30, 2001.

(Continued)

IEA INCOME FUND XII, L.P.

Notes to Unaudited Financial Statements

(e)	Container Equipment (continued)

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 60 R12 Containers with a carrying value of $633,513. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $472,513 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the second half of 2001.

Assets to be held and used: The Leasing Company conducted a review of 186 R12 Containers with a carrying value of $2,010,716 that were on lease at June 30, 2001. It was concluded that the carrying value of these R12 Containers exceeded the future cash flows expected to result from the use of these containers and their eventual disposition, and therefore was not recoverable. Accordingly, a charge of $1,144,850 was recorded to operations under impairment losses. Fair value was determined by discounting future expected cash flows.

(f)	Financial Statement Presentation

These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s latest annual report on Form 10-K.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2001 and December 31, 2000 were as follows:

	June 30,	December 31,
	2001	2000

Gross lease receivables	$1,309,603	$1,601,580

Less:

Direct operating payables and accrued expenses	596,969	428,702

Damage protection reserve	58,849	138,819

Base management fees payable	216,539	268,241

Reimbursed administrative expenses	21,733	76,784

Allowance for doubtful accounts	116,802	171,573

Net lease receivables	$298,711	$517,461

(Continued)

IEA INCOME FUND XII, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three and six-month periods ended June 30, 2001 and 2000 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Rental revenue (note 4)	$1,344,625	$1,714,440	$2,796,521	$3,473,528

Less:

Rental equipment operating expenses	437,976	382,873	797,508	947,946

Base management fees	92,335	116,994	192,761	232,984

Reimbursed administrative expenses	73,248	104,130	152,075	227,634

	$741,066	$1,110,443	$1,654,177	$2,064,964

(4)	Operating Segment

The Financial Accounting Standards Board has issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership’s container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

The Partnership derives its revenues from leasing marine cargo containers. As of June 30, 2001, the Partnership operated 8,593 twenty-foot, 4,965 forty-foot and 202 forty-foot high-cube marine dry cargo containers, as well as 241 twenty-foot and 261 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2001 and 2000 follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Dry cargo containers	$1,073,088	$1,380,036	$2,261,315	$2,802,901

Refrigerated containers	271,537	334,404	535,206	670,627

Total	$1,344,625	$1,714,440	$2,796,521	$3,473,528

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

The Registrant has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership.

In line with the slowdown in worldwide economic growth, demand for dry cargo containers decreased in the first six months of 2001, resulting in a decline of the container leasing industry’s utilization rates to 1999 levels. Transpacific trade, of which a large proportion of the cargo consists of technology related goods, has been largely affected by the slowdown of the US economy. The strength of the US dollar continues to make US goods more expensive and uncompetitive within Asia. For the first time in many years, the aggregate GDP growth rates of the United States, Europe, and Japan have decelerated, contributing to lower utilization rates and higher container inventories throughout the world. Container imbalances for all trade routes involving Asia are expected to continue throughout the remainder of the year. As a result of these increasing world-wide container inventories, the production of new containers has slowed. Although a slowdown of new container production could have both positive short and long term effects for the container leasing industry, a reduction in new containers will not have a significant impact without an easing of current market constraints and a strengthening of the world’s economies. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2001 and June 30, 2000 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Average fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	19,053	19,787	19,173	19,873

Refrigerated containers	762	777	760	776

Average Utilization

Dry cargo containers	66%	76%	68%	75%

Refrigerated containers	73%	85%	73%	84%

Average dry cargo container per-diem rental rates for the three and six-month periods ended June 30, 2001 declined approximately 8% and 7%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 2001 declined approximately 5% and 4%, respectively, when compared to the same periods in the prior year.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Income (loss) from operations for the three months ended June 30, 2001 generated a loss of $196,138, compared to income of $178,051 during the corresponding period of 2000. The loss was primarily due to the impact of current market constraints on utilization and per-diem rental rates, as well as the Registrant’s smaller fleet size, and their cummulative effect on net lease revenue.

Net lease revenue of $741,066 for the three months ended June 30, 2001 was $369,377, or 33% lower than in the corresponding period of 2000. The decrease was due to a $369,815, or 22% decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $55,541 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Direct operating expenses increased by $55,103 when compared to the corresponding period in 2000. Contributing to the increase in direct operating expenses were increases in storage and repair and maintenance expenses, partially offset by a decrease and the provision for doubtful accounts.

Depreciation expense of $879,629 for the three months ending June 30, 2001 was $23,777 lower than the same period in 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase to depreciation expense of approximately $18,700 since June 1, 2001.

Other general and administrative expenses increased to $57,575 in the second quarter of 2001, from $28,986 in the corresponding period of 2000, representing an increase of $28,589 from the same period in 2000. Contributing to this increase were professional fees and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 201 containers during the three-month period ended June 30, 2001, as compared to 101 containers during the same period in 2000. These disposals resulted in a loss of $154,971 for the three-month period ended June 30, 2001, as compared to a loss of $126,245 for the three-month period ended June 30, 2000. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current market conditions, the Registrant will monitor the carrying value of its containers to determine if they have been permanently impaired.

Impairment charges were incurred by the Registrant relating to refrigerated container equipment with R12 refrigerant gas (the “R12 Containers”). In the second quarter of 2001, the Leasing Company undertook a review of the Registrant’s refrigerated container equipment. Due to the environmental impact of the R12 refrigerant gas and other R12 Container marketing considerations, the Leasing Company concluded that effective July 1, 2001, inventories of the Registrant’s R12 Containers would be targeted for immediate sale. The Leasing Company also conducted a review of the Registrant’s R12 Containers that were on lease at June 30, 2001.

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 60 R12 Containers with a carrying value of $633,513. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $472,513 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the second half of 2001.

Assets to be held and used: The Leasing Company conducted a review of 186 R12 Containers with a carrying value of $2,010,716 that were on lease at June 30, 2001. It was concluded that the carrying value of these R12 Containers exceeded the future cash flows expected to result from the use of these containers and their eventual disposition, and therefore was not recoverable. Accordingly, a charge of $1,144,850 was recorded to operations under impairment losses. Fair value was determined by discounting future expected cash flows.

The total impairment charge for the Registrant’s R12 Containers was $1,617,363. This charge was recorded during the second quarter of 2001.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Income (loss) from operations for the six-month period ended June 30, 2001 generated a loss of $200,036, compared to income of $196,326 during the corresponding period of 2000. The decrease was primarily due to the impact of current market constraints on utilization and per-diem rental rates, as well as the Registrant’s smaller fleet size, and their cummulative effect on net lease revenue.Net lease revenue of $1,654,177 for the six-month period ended June 30, 2001 was $410,787, or 20% lower than in the corresponding period of 2000. The decrease was due to a $677,007, or 20% decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by a combined $266,220 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses were declines inrepositioning expenses and the provision for doubtful accounts.

Depreciation expense of $1,751,513 for the six-month period ending June 30, 2001 was $57,656 lower than the same period in 2000.

Other general and administrative expenses increased to $102,700 during the six-month period ended June 30, 2001, from $59,469 in the corresponding period of 2000, representing an increase of $43,231 from the same period in 2000. . Contributing to this increase were professional fees and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 363 containers during the first six months of 2001, as compared to 202 containers during the first six months of 2000. These disposals resulted in a loss of $248,258 for the six-month period ended June 30, 2001, as compared to a loss of $167,021 for the six-month period ended June 30, 2000.

Impairment charges were incurred by the Registrant relating to refrigerated container equipment with R12 refrigerant gas (the “R12 Containers”). In the second quarter of 2001, the Leasing Company undertook a review of the Registrant’s refrigerated container equipment. Due to the environmental impact of the R12 refrigerant gas and other R12 Container marketing considerations, the Leasing Company concluded that effective July 1, 2001, inventories of the Registrant’s R12 Containers would be targeted for immediate sale. It was concluded that the carrying value of the R12 Containers to be disposed of exceeded fair value and accordingly, an impairment charge of $472,513 was recorded to operations under impairment losses. The Leasing Company also conducted a review of the Registrant’s R12 Containers that were on lease at June 30, 2001. It was concluded that the carrying value of the R12 Containers to be held and used exceeded the future cash flows expected to result from the use of these containers and their eventual disposition, and therefore was not recoverable. Accordingly, a charge of $1,144,850 was recorded to operations under impairment losses

The total impairment charge for the Registrant’s R12 Containers was $1,617,363. This charge was recorded during the second quarter of 2001.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,645,321 and $2,061,992 during the first six months of 2001 and 2000, respectively. The net cash generated in 2001 included earnings from operations, and $235,700 in net lease receivables due from the Leasing Company. The net cash generated in 2000 primarily reflected earnings from operations.

Cash from Investing Activities: Net cash provided by investing activities was $441,223 and $198,907 in the first six months of 2001 and 2000, respectively. These amounts represent sales proceeds generated from the sale of container equipment.

Cash from Financing Activities: Net cash used in financing activities was $2,163,694 during the first six months of 2001 compared to $2,265,184 in the corresponding period of 2000. These amounts represent distributions to the Registrant’s general and limited partners, which decreased due to the level of cash collections and sales proceeds generated from the sale of container equipment. The Registrant’s fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

Capital Resources

Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts to generate distributions to its general and limited partners, as well as to finance current operating needs. No credit lines are maintained to finance working capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange rate risk: Substantially all of the Registrant’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. From time to time, the Leasing Company hedges a portion of the expenses that are predictable and are principally in UK pounds sterling. As exchange rates are outside of the control of the Company, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1991	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IEA INCOME FUND XII, L.P.

By	Cronos Capital Corp. The General Partner

By	/s/ Dennis J. Tietz

Dennis J. Tietz President and Director of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

By	/s/ John Kallas

John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 14, 2001

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1991	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)