Form 10-Q
period 2001-09-30
IEA INCOME FUND XII LP
filed 2001-11-14
CIK 879045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 0-21518

IEA INCOME FUND XII, L.P.
(Exact name of registrant as specified in its charter)

California	94-3143940

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California	94111

(Address of principal executive offices)	(Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       ✓      . No               .

IEA INCOME FUND XII, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2001

		PAGE
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — September 30, 2001 and December 31, 2000 (unaudited)	4

	Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of September 30, 2001 and December 31, 2000, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000.

IEA INCOME FUND XII, L.P.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents, includes $1,406,687 at September 30, 2001 and $1,287,792 at December 31, 2000 in interest-bearing accounts	$1,421,687	$1,512,512

Net lease receivables due from Leasing Company (notes 1 and 2)	214,646	517,461

Total current assets	1,636,333	2,029,973

Container rental equipment, at cost	55,820,246	59,984,866

Less accumulated depreciation	29,650,380	28,750,701

Net container rental equipment	26,169,866	31,234,165

Total assets	$27,806,199	$33,264,138

Partners’ Capital

Partners’ capital (deficit):

General partner	(209,204)	(154,625)

Limited partners	28,015,403	33,418,763

Total partners’ capital	$27,806,199	$33,264,138

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net lease revenue (notes 1 and 3)	$614,245	$1,108,294	$2,268,423	$3,173,258

Other operating expenses:

Depreciation	859,974	894,484	2,611,487	2,703,653

Other general and administrative expenses	38,954	29,317	141,655	88,786

	898,928	923,801	2,753,142	2,792,439

Income (loss) from operations	(284,683)	184,493	(484,719)	380,819

Other income (loss):

Interest income	10,062	15,587	42,277	43,797

Net loss on disposal of equipment	(101,090)	(13,682)	(349,348)	(180,703)

Impairment losses	—	—	(1,617,363)	—

	(91,028)	1,905	(1,924,434)	(136,906)

Net (loss) income	$(375,711)	$186,398	$(2,409,153)	$243,913

Allocation of net income (loss):

General partner	$23,365	$38,850	$72,070	$115,243

Limited partners	(399,076)	147,548	(2,481,223)	128,670

	$(375,711)	$186,398	$(2,409,153)	$243,913

Limited partners’ per unit share of net (loss) income	$(0.11)	$0.05	$(0.71)	$0.04

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Net cash provided by operating activities	$2,330,210	$3,307,528

Cash provided by investing activities:

Proceeds from disposal of equipment	627,751	323,736

Cash used in financing activities:

Distribution to partners	(3,048,786)	(3,293,330)

Net increase (decrease) in cash and cash equivalents	(90,825)	337,934

Cash and cash equivalents at January 1	1,512,512	1,111,425

Cash and cash equivalents at September 30	$1,421,687	$1,449,359

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

Effective June 1, 2001, the estimated depreciable life has been changed from a twelve-year life to a fifteen-year life and the estimated salvage value has been changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $54,800 from June 1 to September 30, 2001.

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

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 60 R12 Containers with a carrying value of $633,513. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $472,513 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the next several quarters. During the three-month period ended September 30, 2001, the Partnership sold five refrigerated containers which were targeted for sale as of June 30, 2001. The Partnership recognized a gain of $8,606 on these containers.

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

(Continued)

IEA INCOME FUND XII, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2001 and December 31, 2000 were as follows:

	September 30,	December 31,
	2001	2000

Gross lease receivables	$1,179,599	$1,601,580

Less:

Direct operating payables and accrued expenses	555,994	428,702

Damage protection reserve	48,277	138,819

Base management fees payable	214,400	268,241

Reimbursed administrative expenses	35,503	76,784

Allowance for doubtful accounts	110,779	171,573

Net lease receivables	$214,646	$517,461

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2001 and 2000 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Rental revenue (note 4)	$1,286,313	$1,660,004	$4,082,835	$5,133,532

Less:

Rental equipment operating expenses	510,252	370,231	1,307,759	1,318,177

Base management fees	88,697	114,444	281,458	347,428

Reimbursed administrative expenses	73,119	67,035	225,195	294,669

	$614,245	$1,108,294	$2,268,423	$3,173,258

(Continued)

IEA INCOME FUND XII, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of September 30, 2001, the Partnership operated 8,467 twenty-foot, 4,914 forty-foot and 199 forty-foot high-cube marine dry cargo containers, as well as 240 twenty-foot and 256 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2001 and 2000 follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Dry cargo containers	$1,022,993	$1,358,437	$3,284,308	$4,161,338

Refrigerated containers	263,320	301,567	798,527	972,194

Total	$1,286,313	$1,660,004	$4,082,835	$5,133,532

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

(5)	New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for all fiscal years beginning after June 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. During October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions relating to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long lived assets to be disposed of by sale. The Registrant has not yet determined the effect of adoption of either SFAS 143 or SFAS 144 on its financial position and results of operations.

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

The demand for dry cargo containers has continued to be adversely affected by the slowdown in the global economy and the resulting excess supply of containers. The terrorist attacks of September 11, 2001 resulted in further disruptions of global business activities and raised further questions as to the short-term direction of the global economy. Transpacific trade, a large proportion of which consists of technology-related goods, has been largely affected by the slowdown of the US economy. For the first time in many years, the aggregate GDP growth rates of the United States, Europe, and Japan have decelerated, contributing to lower utilization rates and higher container inventories throughout the world. Container imbalances for all trade routes involving Asia are expected to continue throughout the remainder of the year and through the first half of 2002. As a result of the increasing container inventories worldwide, the production of new containers has declined. Although a slowdown in new container production could have positive short and long-term effects for the container leasing industry, a reduction in new containers will not have a significant impact without an easing of current market constraints and a strengthening of the world’s economies. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2001 and September 30, 2000 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Average fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	18,804	19,620	19,050	19,797

Refrigerated containers	678	761	727	771

Average Utilization

Dry cargo containers	65%	76%	67%	75%

Refrigerated containers	83%	79%	76%	83%

Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 2001 declined approximately 11% and 6%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and nine-month periods ended September 30, 2001 declined approximately 9% and 5%, respectively, when compared to the same periods in the prior year.

(Continued)

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Income (loss) from operations for the three months ended September 30, 2001 was a loss of $284,683, as compared to income of $184,493 during the corresponding period of 2000. The loss was primarily due to the impact of current market constraints on utilization and per-diem rental rates, as well as the Registrant’s smaller fleet size, and their cumulative effect on net lease revenue.

Net lease revenue of $614,245 for the three months ended September 30, 2001 was $494,049 lower than in the corresponding period of 2000. The decrease was due to a $373,691 decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including management fees, were lower by $25,747 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Direct operating expenses increased by $151,206 when compared to the corresponding period in 2000. Contributing to the increase in direct operating expenses were increases in storage and repositioning expenses.

Depreciation expense of $859,974 for the three months ended September 30, 2001 was $34,510 lower than the same period in 2000 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $36,100 for the three months ended September 30, 2001.

Other general and administrative expenses increased to $38,954 in the third quarter of 2001, from $29,317 in the corresponding period of 2000, representing an increase of $9,637 from the same period in 2000. Contributing to this increase were professional fees, costs related to investor communications and exchange rate losses.

Net loss on disposal of equipment was a result of the Registrant disposing of 186 containers during the three-month period ended September 30, 2001, as compared to 155 containers during the same period in 2000. These disposals resulted in a loss of $101,090 for the three-month period ended September 30, 2001, as compared to a loss of $13,682 for the three-month period ended September 30, 2000. The Registrant believes that the net loss on container disposals in the three-month period ended September 30, 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current world events and market conditions, the Registrant is re-evaluating its asset impairment criteria.

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

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 60 R12 Containers with a carrying value of $633,513. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $472,513 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the next several quarters. Included in the net loss on the disposal of equipment for the three-month period ended September 30, 2001 is a gain of $8,606 on the sale of five refrigerated containers which were targeted for sale as of June 30, 2001.

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

(Continued)

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Income (loss) from operations for the nine-month period ended September 30, 2001 was a loss of $484,719, as compared to income of $380,819 during the corresponding period of 2000. The decrease was primarily due to the impact of current market constraints on utilization and per-diem rental rates, as well as the Registrant’s smaller fleet size, and their cumulative effect on net lease revenue.

Net lease revenue of $2,268,423 for the nine-month period ended September 30, 2001 was $904,835 lower than in the corresponding period of 2000. The decrease was due to a $1,050,697 decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by a combined $145,862 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses was a decline in the provision for doubtful accounts.

Depreciation expense of $2,611,487 for the nine-month period ended September 30, 2001 was $92,166 lower than the same period in 2000 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these depreciation changes is an increase in depreciation expense of approximately $54,800 from June 1 to September 30, 2001.

Other general and administrative expenses increased to $141,655 during the nine-month period ended September 30, 2001, from $88,786 in the corresponding period of 2000, representing an increase of $52,869 from the same period in 2000. Contributing to this increase were costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 549 containers during the first nine months of 2001, as compared to 357 containers during the first nine months of 2000. These disposals resulted in a loss of $349,348 for the nine-month period ended September 30, 2001, as compared to a loss of $180,703 for the nine-month period ended September 30, 2000.

Impairment charges were incurred by the Registrant relating to refrigerated container equipment with R12 refrigerant gas (the “R12 Containers”). In the second quarter of 2001, the Leasing Company undertook a review of the Registrant’s refrigerated container equipment. Due to the environmental impact of the R12 refrigerant gas and other R12 Container marketing considerations, the Leasing Company concluded that effective July 1, 2001, inventories of the Registrant’s R12 Containers would be targeted for immediate sale. It was concluded that the carrying value of the R12 Containers to be disposed of exceeded fair value and accordingly, an impairment charge of $472,513 was recorded to operations under impairment losses. Included in the net loss on the disposal of equipment for the nine-month period ended September 30, 2001 is a gain of $8,606 on the sale of five refrigerated containers which were targeted for sale as of June 30, 2001.

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

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $2,330,210 and $3,307,528 during the first nine months of 2001 and 2000, respectively. The net cash generated in 2001 included earnings from operations and $212,844 in net lease receivables due from the Leasing Company. The net cash generated in 2000 primarily reflected earnings from operations and $44,359 in net lease receivables due from the Leasing Company.

(Continued)

Cash from Investing Activities: Net cash provided by investing activities was $627,751 and $323,736 in the first nine months of 2001 and 2000, respectively. These amounts represent sales proceeds generated from the sale of container equipment.

Cash from Financing Activities: Net cash used in financing activities was $3,048,786 during the first nine months of 2001 compared to $3,293,330 in the corresponding period of 2000. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

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

Date: November 14, 2001

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