Form 10-Q
period 2002-03-31
IEA INCOME FUND XII LP
filed 2002-05-13
CIK 879045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number 0-21518

IEA INCOME FUND XII, L.P.
(Exact name of registrant as specified in its charter)

California	94-3143940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Ended March 31, 2002

		PAGE
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — March 31, 2002 and December 31, 2001 (unaudited)	4

	Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)	5

	Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of March 31, 2002 and December 31, 2001, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001.

IEA INCOME FUND XII, L.P.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents, includes $1,500,764 at March 31, 2002 and $1,436,917 at December 31, 2001 in interest-bearing accounts	$1,517,350	$1,451,917
Net lease receivables due from Leasing Company (notes 1 and 2)	556,524	190,347

Total current assets	2,073,874	1,642,264

Container rental equipment, at cost	52,801,240	55,165,274
Less accumulated depreciation	29,645,769	30,128,707

Net container rental equipment	23,155,471	25,036,567

Total assets	$25,229,345	$26,678,831

Partners’ Capital

Partners’ capital (deficit):
General partner	$(257,165)	$(220,479)
Limited partners	25,486,510	26,899,310

Total partners’ capital	$25,229,345	$26,678,831

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net lease revenue (notes 1 and 3)	$629,362	$913,111

Other operating expenses:
Depreciation	816,625	871,884
Other general and administrative expenses	35,129	45,125
Net loss on disposal of equipment	499,541	93,287

	1,351,295	1,010,296

Loss from operations	(721,933)	(97,185)

Other income:
Interest income	4,681	18,080

Net loss	$(717,252)	$(79,105)

Allocation of net (loss) income:
General partner	$(7,173)	$34,345
Limited partners	(710,079)	(113,450)

	$(717,252)	$(79,105)

Limited partners’ per unit share of net loss	$(0.20)	$(0.03)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Statements of Cash Flows

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net cash provided by operating activities	$585,497	$844,645

Cash provided by investing activities:
Proceeds from disposal of equipment	212,170	204,830

Cash used in financing activities:
Distribution to partners	(732,234)	(1,106,131)

Net increase (decrease) in cash and cash equivalents	65,433	(56,656)

Cash and cash equivalents at January 1	1,451,917	1,512,512

Cash and cash equivalents at March 31	$1,517,350	$1,455,856

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

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with CCC. The Partnership shall continue until December 31, 2011, unless sooner terminated upon the occurrence of certain events.

The Partnership commenced operations on January 31, 1992, when the minimum subscription proceeds of $2,000,000 were obtained. The Partnership offered 3,750,000 units of limited partnership interest at $20 per unit, or $75,000,000. The offering terminated on November 30, 1992, at which time 3,513,594 limited partnership units had been sold.

(b)	Leasing Company and Leasing Agent Agreement

A Leasing Agent Agreement exists between the Partnership and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

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

(d)	Container Rental Equipment

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Because the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2002 and 2001.

In the second quarter of 2001, the Leasing Company undertook a review of the Partnership’s refrigerated container equipment. The purpose of the review was to consider recent changes in the marketplace and economic environment and to identify the consequences, if any, from an accounting perspective. The Leasing Company identified a number of issues that had an impact on the carrying value of certain equipment at June 30, 2001.

i.	In 1992, the Montreal Protocol outlawed the production of the R12 refrigerant gas by developed countries. Since that date, shipping lines and leasing companies have operated fleets including refrigerated container equipment with the R12 refrigerant gas (the “R12 Containers”). However, the environmental impact of refrigerant gases has become increasingly prominent. On January 1, 2001, it became illegal for R12 to be handled, other than for disposal, in almost all countries that are members of the European Union.

ii.	Several of the major shipping lines that lease from the Leasing Company, as well as other leasing companies, have committed to eliminating R12 Containers from their fleets in 2001. Inventories consisting of R12 Containers will continue to increase as shipping lines redeliver the containers from existing leases.

iii.	During 2000, the Leasing Company completed a number of term leases for R12 Containers. However, over the course of 2001, the factors outlined above, together with the deteriorating economic environment, resulted in a very slow leasing market for R12 Containers. In addition, it is probable that residual prices for R12 Containers will decrease as R12 containers are redelivered from existing leases.

IEA INCOME FUND XII, L.P.

Notes to Unaudited Financial Statements

(d)	Container Rental Equipment (continued)

The Leasing Company considered the impact of these factors in June 2001 and decided to change the current marketing strategy for R12 Containers. The Leasing Company concluded that effective July 1, 2001, inventories of R12 Containers would be targeted for immediate sale. The Leasing Company also conducted a review of R12 Containers that were on lease at June 30, 2001.

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 60 R12 Containers with a carrying value of $633,513. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $472,513 was recorded to operations under impairment losses. It is expected that these R12 Containers will be disposed of over the next several quarters. During the three-month period ended March 31, 2002, the Partnership sold 13 refrigerated containers which were targeted for sale as of June 30, 2001. The Partnership recognized a gain of $18,523 on these containers.

Assets to be held and used: The Leasing Company conducted a review of 186 R12 Containers with a carrying value of $2,010,716 that were on lease at June 30, 2001. It was concluded that the carrying value of these R12 Containers exceeded the future cash flows expected to result from the use of these containers and their eventual disposition, and therefore was not recoverable. Accordingly, in June 2001, a charge of $1,144,850 was recorded to operations under impairment losses. Fair value was determined by discounting future expected cash flows.

Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $31,400 from January 1 to March 31, 2002.

(e)	Financial Statement Presentation

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

IEA INCOME FUND XII, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at March 31, 2002 and December 31, 2001 were as follows:

	March 31,	December 31,
	2002	2001

Gross lease receivables	$1,568,659	$1,123,327
Less:
Direct operating payables and accrued expenses	645,242	537,740
Damage protection reserve	46,961	48,100
Base management fees payable	213,079	219,922
Reimbursed administrative expenses	19,495	23,973
Allowance for doubtful accounts	87,358	103,245

Net lease receivables	$556,524	$190,347

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three month period ended March 31, 2002 and 2001 were as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Rental revenue (note 4)	$1,143,714	$1,451,896
Less:
Rental equipment operating expenses	367,703	359,532
Base management fees	78,562	100,426
Reimbursed administrative expenses	68,087	78,827

Net lease revenue	$629,362	$913,111

IEA INCOME FUND XII, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of March 31, 2002, the Partnership operated 7,921 twenty-foot 4,632 forty-foot and 191 forty-foot high-cube marine dry cargo containers, as well as 239 twenty-foot and 243 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three month period ended March 31, 2002 and 2001 follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Dry cargo containers	$909,528	$1,188,227
Refrigerated containers	234,186	263,669

Total	$1,143,714	$1,451,896

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At March 31, 2002, 83% of the original equipment remained in the Registrant’s fleet, as compared to 87% at December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at March 31, 2002.

	Dry Cargo			Refrigerated
	Containers			Containers

			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot

Containers on lease:
Master lease	2,803	1,233	87	98	44
Term lease (1-5 years)	3,066	1,696	38	79	120

Subtotal	5,869	2,929	125	177	164
Containers off lease	2,052	1,703	66	62	79

Total container fleet	7,921	4,632	191	239	243

	Dry Cargo						Refrigerated
	Containers						Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot

	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	9,743	100%	5,426	100%	213	100%	248	100%	309	100%
Less disposals	1,822	19%	794	15%	22	10%	9	4%	66	21%

Remaining fleet at March 31, 2002	7,921	81%	4,632	85%	191	90%	239	96%	243	79%

During 2001, demand for dry cargo containers was adversely affected by the slowdown in the global economy resulting in an excess supply of containers in many locations. As a result of increasing worldwide container inventories during 2001, cautious forecasts for global economic recovery and a reduction in the level of capital available for new production, the demand for new container production declined. Accordingly, prices for new containers reached historic lows, creating further downward pressure on lease per-diem rates and container residual values.

At the end of 2001, the Registrant, CCC and the Leasing Company viewed this slowdown in new container production as having positive short and long-term effects for the container leasing industry. During the first quarter of 2002, the reduction in the level of funding for new container production, as well as a general improvement in the world’s economic climate, contributed to a decline in the level of off-hire container inventories for both leasing companies and shipping lines. During this period, the Registrant experienced an increase in demand for its dry cargo containers. The average monthly utilization of the Registrant’s dry cargo fleet increased from 66% in December 2001 to 69% in March 2002. At April 30, 2002, utilization of the Registrant’s dry cargo fleet had increased to approximately 72%. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, remain depressed. An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The Registrant, CCC and the Leasing Company expect the demand for cargo containers to continue to strengthen into the second quarter of 2002. The Leasing Company, on behalf of the Registrant, will seek to exploit the improving demand by repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through the Leasing Company’s global marketing network. Continued improvement throughout the latter part of 2002 will be dependent on the recovery and sustained growth of the global economy.

Despite recent improvements in container leasing market conditions, the effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, have created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, with the expectation that some shipping lines, especially those involved with trans-Pacific trade, may experience financial difficulty, insolvency, or consolidation and ultimately influence the demand for leased containers. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

The Registrant’s average fleet size and utilization rates for the three-month periods ended March 31, 2002 and March 31, 2001 were as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	18,151	19,295
Refrigerated containers	741	761
Average utilization rates
Dry cargo containers	67%	69%
Refrigerated containers	72%	72%

Average dry cargo container per-diem rental rates for the three-month period ended March 31, 2002 declined approximately 19% when compared to the same period in the prior year. Average refrigerated container per-diem rental rates for the three-month period ended March 31, 2002 declined approximately 11%, when compared to the same period in the prior year.

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

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Loss from operations for the three months ended March 31, 2002 was $721,933, as compared to a loss of $97,185 during the corresponding period of 2001. The loss was primarily due to the net loss on disposal of equipment, as well as the cumulative effect of the impact of current market constraints on utilization and per-diem rental rates, and the Registrant’s smaller fleet size.

Net lease revenue of $629,362 for the three months ended March 31, 2002 was $283,749 lower than in the corresponding period of 2001. The decrease was due to a $308,182 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by $32,604 when compared to the corresponding period in 2001, and partially offset the decline in gross lease revenue. Rental equipment operating expenses increased by $8,171 when compared to the corresponding period in 2001. Contributing to the increase in rental equipment operating expenses were increases in handling costs and repair and maintenance expenses, partially offset by lower repositioning expenses.

Depreciation expense of $816,625 for the three months ended March 31, 2002 was $55,259 lower than the same period in 2001 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $31,400 for the three months ended March 31, 2002.

Other general and administrative expenses decreased to $35,129 in the first quarter of 2002, from $45,125 in the corresponding period of 2001, representing a decrease of $9,996 from the same period in 2001. Contributing to this decrease were reductions in net exchange rate losses, partially offset by increased costs for investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 651 containers during the three-month period ended March 31, 2002, as compared to 175 containers during the same period in 2001. These disposals resulted in a loss of $499,541 for the three-month period ended March 31, 2002, as compared to a loss of $93,287 for the three-month period ended March 31, 2001. The Registrant believes that the net loss on container disposals in the three-month period ended March 31, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended March 31, 2002 and 2001.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $585,497 and $844,645 during the first three months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the three-month periods ending March 31, 2002 and 2001, included sales proceeds generated from the sale of rental equipment of $212,170 and $204,830, respectively.

Cash from Financing Activities: Net cash used in financing activities was $732,234 during the first three months of 2002 compared to $1,106,131 in the corresponding period of 2001. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

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

Date: May 10, 2002

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