Form 10-Q
period 2002-06-30
IEA INCOME FUND XII LP
filed 2002-08-14
CIK 879045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number 0-21518

IEA INCOME FUND XII, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3143940 (I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

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
Ended June 30, 2002

		PAGE

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets — June 30, 2002 and December 31, 2001 (unaudited)	4
	Statements of Operations for the three and six months ended June 30, 2002 and 2001 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2002 and December 31, 2001, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001.

IEA INCOME FUND XII, L.P.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents, includes $1,916,363 at June 30, 2002 and $1,436,917 at December 31, 2001 in interest-bearing accounts	$2,052,343	$1,451,917
Net lease receivables due from Leasing Company (notes 1 and 2)	426,063	190,347

Total current assets	2,478,406	1,642,264

Container rental equipment, at cost	49,706,950	55,165,274
Less accumulated depreciation	28,647,567	30,128,707

Net container rental equipment	21,059,383	25,036,567

Total assets	$23,537,789	$26,678,831

Partners’ Capital
Partners’ capital (deficit):
General partner	$(296,272)	$(220,479)
Limited partners	23,834,061	26,899,310

Total partners’ capital	$23,537,789	$26,678,831

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net lease revenue (notes 1 and 3)	$592,959	$741,066	$1,222,321	$1,654,177
Other operating expenses:
Depreciation	762,622	879,629	1,579,247	1,751,513
Other general and administrative expenses	32,348	57,575	67,477	102,700
Net loss on disposal of equipment	673,779	154,971	1,173,320	248,258

Loss from operations	(875,790)	(351,109)	(1,597,723)	(448,294)
Other income (loss):
Interest income	5,192	14,135	9,873	32,215
Impairment losses	—	(1,617,363)	—	(1,617,363)

	5,192	(1,603,228)	9,873	(1,585,148)

Net loss	$(870,598)	$(1,954,337)	$(1,587,850)	$(2,033,442)

Allocation of net loss:
General partner	$(8,706)	$14,360	$(15,879)	$48,705
Limited partners	(861,892)	(1,968,697)	(1,571,971)	(2,082,147)

	$(870,598)	$(1,954,337)	$(1,587,850)	$(2,033,442)

Limited partners’ per unit share of net loss	$(0.25)	$(0.56)	$(0.45)	$(0.59)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Net cash provided by operating activities	$1,143,387	$1,645,321
Cash provided by investing activities:
Proceeds from disposal of equipment	1,010,231	441,223
Cash used in financing activities:
Distribution to partners	(1,553,192)	(2,163,694)

Net increase (decrease) in cash and cash equivalents	600,426	(77,150)
Cash and cash equivalents at January 1	1,451,917	1,512,512

Cash and cash equivalents at June 30	$2,052,343	$1,435,362

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month period ended June 30, 2002.

In June 2001, the Partnership recorded impairment charges related to refrigerated container equipment which reduced net income by $1,617,363 or $0.46 per limited partnership unit. The Leasing Company identified a number of issues that had an impact on the carrying value of certain equipment at June 30, 2001.

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

(Continued)

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

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 60 R12 Containers with a carrying value of $633,513. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $472,513 was recorded to operations under impairment losses. It is expected that these R12 Containers will be disposed of over the next several quarters. During the six-month period ended June 30, 2002, the Partnership sold 18 refrigerated containers which were targeted for sale as of June 30, 2001. The Partnership recognized a gain of $21,070 on these containers.

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

Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $12,000 and $43,500 for the respective three and six-month periods ended June 30, 2002 and an increase of approximately $18,700 for the three and six-month periods ended June 30, 2001.

(e)	Use of Estimates

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgement is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

(Continued)

IEA INCOME FUND XII, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2002 and December 31, 2001 were as follows:

	June 30,	December 31,
	2002	2001

Gross lease receivables	$1,326,249	$1,123,327
Less:
Direct operating payables and accrued expenses	544,814	537,740
Damage protection reserve	45,060	48,100
Base management fees payable	204,617	219,922
Reimbursed administrative expenses	18,732	23,973
Allowance for doubtful accounts	86,963	103,245

Net lease receivables	$426,063	$190,347

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Rental revenue (note 4)	$1,037,600	$1,344,625	$2,181,314	$2,796,521
Less:
Rental equipment operating expenses	307,820	437,976	675,523	797,508
Base management fees	72,163	92,335	150,725	192,761
Reimbursed administrative expenses	64,658	73,248	132,745	152,075

Net lease revenue	$592,959	$741,066	$1,222,321	$1,654,177

(Continued)

IEA INCOME FUND XII, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of June 30, 2002, the Partnership operated 7,291 twenty-foot, 4,374 forty-foot and 180 forty-foot high-cube marine dry cargo containers, as well as 234 twenty-foot and 240 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2002 and 2001 follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Dry cargo containers	$810,862	$1,073,088	$1,720,391	$2,261,315
Refrigerated containers	226,738	271,537	460,923	535,206

Total	$1,037,600	$1,344,625	$2,181,314	$2,796,521

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

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2002, 77% of the original equipment remained in the Registrant’s fleet, as compared to 87% at December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2002.

	Dry Cargo			Refrigerated
	Containers			Containers

			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot

Containers on lease:
Master lease	2,639	1,122	88	85	37
Term lease (1-5 years)	3,111	1,781	43	93	139

Subtotal	5,750	2,903	131	178	176
Containers off lease	1,541	1,471	49	56	64

Total container fleet	7,291	4,374	180	234	240

	Dry Cargo						Refrigerated
	Containers						Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot

	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	9,743	100%	5,426	100%	213	100%	248	100%	309	100%
Less disposals	2,452	25%	1,052	19%	33	15%	14	6%	69	22%

Remaining fleet at June 30, 2002	7,291	75%	4,374	81%	180	85%	234	94%	240	78%

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

At the end of 2001, the Registrant, CCC and the Leasing Company viewed this slowdown in new container production as having positive short and long-term affects for the container leasing industry. During the first six months of 2002, a general improvement in the world’s economic climate, combined with reduced funding for new container production, contributed to container shortfalls in many Asian locations and a corresponding increase in the demand for existing, older containers. The surge in demand experienced during the first six months of 2002 was a primary factor in reducing the off-hire container inventories primarily in Asia, and to a lesser extent Europe and North America. During the first six months of 2002, the average monthly utilization of the Registrant’s dry cargo fleet increased from 66% for December 2001 to 73% for June 2002. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, continued to remain depressed. An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The Registrant, CCC and the Leasing Company expect the current level of demand for cargo containers to continue into the third quarter of 2002; however, a moderate or slowly-developing economic recovery in the US and other world economies, as well as an increase in new container production, may temper the current demand for leased containers. The Leasing Company, on behalf of the Registrant, will seek to exploit the current demand for leased containers by repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through the Leasing Company’s global marketing network.

Despite recent improvements in container leasing market conditions, the effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, have created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines, have reported operating losses during 2002. The financial impact of such losses on the shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	16,954	19,053	17,550	19,173
Refrigerated containers	719	762	731	760
Average Utilization
Dry cargo containers	72%	66%	69%	68%
Refrigerated containers	75%	73%	74%	73%

Although dry cargo container utilization levels increased from December 31, 2001 levels, many older dry cargo containers, including those of the Registrant, were leased under term leases that command lower per-diem rates. These term leases, combined with the market’s impact on short-term, master lease per-diem rates for dry cargo containers, contributed to an overall decline in the Registrant’s per-diem rates. Average dry cargo container per-diem rental rates for the three and six-month periods ended June 30, 2002, decreased approximately 22% and 21%, when compared to the same three and six-month periods in the prior year. Refrigerated per-diem rental rates continue to be impacted by lower new container prices and borrowing rates. Accordingly, average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 2002, decreased approximately 14% and 13%, when compared to the same three and six-month periods in the prior year.

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

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Loss from operations for the three months ended June 30, 2002 was $875,790, as compared to a loss of $351,109 during the corresponding period of 2001. The loss was primarily due to the net loss on disposal of equipment, as well as lower average per-diem rental rates and the Registrant’s smaller fleet size.

Net lease revenue of $592,959 for the three months ended June 30, 2002 was $148,107 lower than in the corresponding period of 2001. The decrease was due to a $307,025 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by lower average per-diem rental rates and the Registrant’s smaller fleet size. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by $28,762 when compared to the corresponding period in 2001, partially offsetting the decline in gross lease revenue. Rental equipment operating expenses decreased by $130,156 when compared to the corresponding period in 2001. Contributing to the decrease in rental equipment operating expenses were decreases in storage, repositioning and repair and maintenance expenses.

Depreciation expense of $762,622 for the three months ended June 30, 2002 was $117,007 lower than the same period in 2001 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life, and its estimated salvage value from 30% to 10% of original equipment cost.

The effect of these changes was an increase in depreciation expense of approximately $12,000 for the three months ended June 30, 2002.

Other general and administrative expenses decreased to $32,348 in the second quarter of 2002, from $57,575 in the corresponding period of 2001, representing a decrease of $25,227 or 43.8% from the same period in 2001. Contributing to this decline was the reduction of professional fees, net exchange rate losses and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 907 containers during the three-month period ended June 30, 2002, as compared to 201 containers during the same period in 2001. These disposals resulted in a loss of $673,779 for the three-month period ended June 30, 2002, as compared to a loss of $154,971 for the three-month period ended June 30, 2001. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals.

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

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 60 R12 Containers with a carrying value of $633,513. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $472,513 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the second half of 2002.

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

An analysis is prepared each quarter in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires container rental equipment to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. The analysis estimates future cash flows from container rental equipment operations using available valuation methodologies and market information, including current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals. Since December 31, 2001, container leasing market conditions have strengthened, contributing to an improvement in many of these variables. However, since considerable judgement is required in determining future cash flows from container rental equipment operations, the estimated results may not be indicative of the amounts that could be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may b e necessary based upon changes in market and economic conditions. Additionally, the Registrant evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There was no impairment charge during the three-month period ended June 30, 2002.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Loss from operations for the six months ended June 30, 2002 was $1,597,723, as compared to $448,294 during the corresponding period of 2001. The loss was primarily due to the net loss on disposal of equipment, as well as the cumulative affect of the impact from current market constraints on utilization and per-diem rental rates, and the Registrant’s smaller fleet size.

Net lease revenue of $1,222,321 for the six months ended June 30, 2002 was $431,856 lower than in the corresponding period of 2001. The decrease was due to a $615,207 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by lower average per-diem rental rates and the Registrant’s smaller fleet size. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by $61,366 when compared to the corresponding period in 2001, partially offsetting the decline in gross lease revenue. Rental equipment operating expenses decreased by $121,985 when compared to the corresponding period in 2001. Contributing to the decline in rental equipment operating expenses were decreases in storage, repositioning and repair and maintenance expenses, partially offset by an increase in the provision for doubtful accounts.

Depreciation expense of $1,579,247 for the six months ended June 30, 2002 was $172,266 lower than the same period in 2001 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $43,500 for the six months ended June 30, 2002.

Other general and administrative expenses were $67,477 for the six months ended June 30, 2002, a decrease of $35,223 or 34.3% when compared to corresponding period of 2001. Contributing to this decrease were reductions in net exchange rate losses, professional fees and costs for investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 1,558 containers during the six-month period ended June 30, 2002, as compared to 363 containers during the same period in 2001. These disposals resulted in a loss of $1,173,320 for the six-month period ended June 30, 2002, as compared to a loss of $248,258 for the six-month period ended June 30, 2001.

Impairment charges were incurred by the Registrant relating to refrigerated container equipment with R12 refrigerant gas (the “R12 Containers”). In the second quarter of 2001, the Leasing Company undertook a review of the Registrant’s refrigerated container equipment. Due to the environmental impact of the R12 refrigerant gas and other R12 Container marketing considerations, the Leasing Company concluded that effective July 1, 2001, inventories of the Registrant’s R12 Containers would be targeted for immediate sale. It was concluded that the carrying value of the R12 Containers to be disposed of exceeded fair value and accordingly, an impairment charge of $472,513 was recorded to operations under impairment losses. The Leasing Company also conducted a review of the Registrant’s R12 Containers that were on lease at June 30, 2001. It was concluded that the carrying value of the R12 Containers to be held and used exceeded the future cash flows expected to result from the use of these containers and their eventual disposition, and therefore was not recoverable. Accordingly, a charge of $1,144,850 was recorded to operations under impairment losses

The total impairment charge for the Registrant’s R12 Containers was $1,617,363. This charge was recorded during the second quarter of 2001. There was no impairment charge during the six-month period ended June 30, 2002.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,143,387 and $1,645,321 during the first six months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2002 and 2001, included sales proceeds generated from the sale of rental equipment of $1,010,231 and $441,223, respectively.

Cash from Financing Activities: Net cash used in financing activities was $1,553,192 during the first six months of 2002 compared to $2,163,694 in the corresponding period of 2001. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s diminishing fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

Capital Resources

Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts and proceeds from container sales to generate distributions to its general and limited partners, as well as to finance current operating needs. No credit lines are maintained to finance working capital.

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

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1991	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document
99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

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

John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 13, 2002

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1991	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document
99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)