Form 10-Q
period 2003-06-30
IEA INCOME FUND XII LP
filed 2003-08-12
CIK 879045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-21518

IEA INCOME FUND XII, L.P.
(Exact name of registrant as specified in its charter)

California	94-3143940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Front Street, Suite 925, San Francisco, California 94111
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

IEA INCOME FUND XII, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2003

		PAGE
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — June 30, 2003 (unaudited) and December 31, 2002	4

	Statements of Operations for the three and six months ended June 30, 2003 and 2002 (unaudited)	5

	Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II -	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2003 and December 31, 2002, statements of operations for the three and six months ended June 30, 2003 and 2002, and statements of cash flows for the six months ended June 30, 2003 and 2002.

IEA INCOME FUND XII, L.P.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents, includes $1,314,223 at June 30, 2003 and
$1,567,623 at December 31, 2002 in interest-bearing accounts	$1,526,596	$1,843,633
Net lease receivables due from Leasing Company (notes 1 and 2)	199,474	176,676

Total current assets	1,726,070	2,020,309

Container rental equipment, at cost	42,716,887	45,121,392
Less accumulated depreciation	(27,079,001)	(27,313,596)

Net container rental equipment	15,637,886	17,807,796

Total assets	$17,363,956	$19,828,105

Partners’ Capital
Partners’ capital (deficit):
General partner	$(442,458)	$(377,749)
Limited partners	17,806,414	20,205,854

Total partners’ capital	$17,363,956	$19,828,105

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net lease revenue (notes 1 and 3)	$533,259	$592,959	$1,072,540	$1,222,321
Other operating expenses:
Depreciation	650,369	762,622	1,318,542	1,579,247
Other general and administrative expenses	32,280	32,348	65,040	67,477
Net loss on disposal of equipment	145,743	673,779	283,272	1,173,320

Loss from operations	(295,133)	(875,790)	(594,314)	(1,597,723)
Other income:
Interest income	1,843	5,192	4,331	9,873

Net loss	$(293,290)	$(870,598)	$(589,983)	$(1,587,850)

Allocation of net loss:
General partner	$(2,933)	$(8,706)	$(5,900)	$(15,879)
Limited partners	(290,357)	(861,892)	(584,083)	(1,571,971)

	$(293,290)	$(870,598)	$(589,983)	$(1,587,850)

Limited partners’ per unit share of net loss	$(0.08)	$(0.25)	$(0.17)	$(0.45)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Net cash provided by operating activities	$960,481	$1,143,387
Cash provided by investing activities:
Proceeds from disposal of equipment	596,648	1,010,231
Cash used in financing activities:
Distribution to partners	(1,874,166)	(1,553,192)

Net (decrease) increase in cash and cash equivalents	(317,037)	600,426
Cash and cash equivalents at January 1	1,843,633	1,451,917

Cash and cash equivalents at June 30	$1,526,596	$2,052,343

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the six-month periods ended June 30, 2003 and 2002.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2003 and December 31, 2002 were as follows:

	June 30,	December 31,
	2003	2002

Gross lease receivables	$995,293	$959,271
Less:
Direct operating payables and accrued expenses	395,973	405,443
Damage protection reserve	43,602	47,726
Base management fees payable	157,837	189,911
Reimbursed administrative expenses	19,870	20,691
Allowance for doubtful accounts	178,537	118,824

Net lease receivables	$199,474	$176,676

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Rental revenue (note 4)	$899,689	$1,037,600	$1,822,056	$2,181,314
Less:
Rental equipment operating expenses	261,601	307,820	541,496	675,523
Base management fees	45,710	72,163	91,245	150,725
Reimbursed administrative expenses	59,119	64,658	116,775	132,745

Net lease revenue	$533,259	$592,959	$1,072,540	$1,222,321

(Continued)

IEA INCOME FUND XII, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of June 30, 2003, the Partnership operated 6,117 twenty-foot, 3,780 forty-foot and 156 forty-foot high-cube marine dry cargo containers, as well as 223 twenty-foot and 200 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three-month periods ended June 30, 2003 and 2002 follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Dry cargo containers	$696,754	$810,862	$1,415,885	$1,720,391
Refrigerated containers	202,935	226,738	406,171	460,923

Total	$899,689	$1,037,600	$1,822,056	$2,181,314

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2003, 66% of the original equipment remained in the Registrant’s fleet, as compared to 70% at December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2003.

	Dry Cargo			Refrigerated
	Containers			Containers

			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot

Containers on lease:
Master lease	2,373	1,135	84	105	24
Term lease (1-5 years)	2,989	1,634	39	66	84

Subtotal	5,362	2,769	123	171	108
Containers off lease	755	1,011	33	52	92

Total container fleet	6,117	3,780	156	223	200

	Dry Cargo						Refrigerated
	Containers						Containers

					40-Foot
	20-Foot		40-Foot		High-Cube			20-Foot	40-Foot

	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	9,743	100%	5,426	100%	213	100%	248	100%	309	100%
Less disposals	3,626	37%	1,646	30%	57	27%	25	10%	109	35%

Remaining fleet at June 30, 2003	6,117	63%	3,780	70%	156	73%	223	90%	200	65%

The favorable market conditions that existed at the end of 2002 continued through the first six months of 2003, allowing the Registrant to maintain a high level of utilization for its containers. At June 30, 2003, the Registrant’s utilization for dry cargo containers measured 80% as compared to 79% at December 31, 2002.

Commencing with the later half of 2002 and continuing through the first six months of 2003, the demand for leased containers by the global container shipping industry has contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the south eastern ports, the demand for cargo containers continued to exceed available supplies. The continued strong demand for leased containers is primarily attributable to a favorable shipping market during 2003, combined with shipping lines purchasing fewer containers for their own account due to recent operating losses and requirements to deploy capital within other parts of their business. As a result, shipping lines have strategically made the decision to employ leased containers to meet their container requirements. However, in response to a favorable shipping market, there are indications of an increased willingness by the shipping lines to purchase and finance the acquisition of new containers at higher levels in the near future, which may impact the demand for leased containers.

The favorable shipping market conditions have also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that exists during periods of surplus container supply. The slowdown and uneven recovery in the global economy during the 2001-2002 period led to reduced levels of capital available for new container investment. The lower levels of new container production during 2001 and the first half of 2002 addressed, to some extent, the problems of container over-supply created by the higher levels of new container production achieved during 1999 and 2000. A favorable 2003 shipping market, combined with the current shortfall of containers, is expected to result in an increase in the production of new containers during 2003, in comparison to 2002 and 2001 production levels. However, new container production is

(Continued)

expected to remain below the record container production levels achieved during 2000. The ultimate impact of the industry’s increase in new container production on the Registrant’s operations is not immediately known, however, new container availability may reduce the demand for the Registrant’s older containers.

Although favorable market conditions for container lessors currently exists, the uncertainty over the financial strength of the shipping industry remains a concern. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others have recently become insolvent during the first half of 2003. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as the recent increase in new container production, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Average fleet size (measured in twenty-foot
equivalent units (TEU))
Dry cargo containers	14,172	16,954	14,370	17,550
Refrigerated containers	644	719	657	731
Average Utilization
Dry cargo containers	80%	72%	80%	69%
Refrigerated containers	72%	75%	72%	74%

Since the beginning of 2002, the combined per-diem rate for the Registrant’s fleet of dry cargo containers declined by approximately 16%. Most of this decline occurred in the first six months of 2002 and is attributable to three main factors:

1.	Per-diem rental rates decreased in correlation with the reduction of new container prices and interest rate levels;

2.	The Leasing Company converted lease agreements with certain shipping lines from master to long-term lease, providing greater revenue stability but at lower lease rates than those earned under master leases; and,

3.	The Leasing Company initiated new long-term leases for older equipment resulting in lower per-diem rates, while significantly reducing off-hire container inventory levels.

Although per-diem rental rates have declined over the last 18 months to their current levels, slight increases in new container prices and an increase in demand for leased containers have resulted in the stabilization of per-diem rental rates since the second half of 2002. A significant improvement in lease per-diem rates is not expected until new container prices increase to much higher levels.

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

(Continued)

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net lease revenue of $533,259 for the three months ended June 30, 2003 was $59,700 lower than in the corresponding period of 2002. The decrease was due to a $137,911 decline in gross rental revenue (a component of net lease revenue) from the same period in 2002. Gross rental revenue was impacted by lower average per-diem rental rates and the Registrant’s smaller fleet size. Other components of net lease revenue, including rental equipment operating expenses, management fees and reimbursed administrative expenses, were lower by $78,211 when compared to the corresponding period in 2002, partially offsetting the decline in gross lease revenue. Contributing to the decrease in rental equipment operating expenses were decreases in storage and handling costs, reflecting improved on-hire volumes and the sale of certain older equipment, partially offset by an increase in the provision for doubtful accounts.

Depreciation expense of $650,369 for the three months ended June 30, 2003 was $112,253 lower than the same period in 2002, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses decreased to $32,280 in the second quarter of 2003, from $32,348 in the corresponding period of 2002, representing a decrease of $68 or .2% from the same period in 2002.

Net loss on disposal of equipment was a result of the Registrant disposing of 276 containers during the three-month period ended June 30, 2003, as compared to 907 containers during the same period in 2002. These disposals resulted in a net loss of $145,743 for the three-month period ended June 30, 2003, as compared to $673,779 for the three-month period ended June 30, 2002. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended June 30, 2003 and 2003.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net lease revenue of $1,072,540 for the six months ended June 30, 2003 was $149,781 lower than in the corresponding period of 2002. The decrease was due to a $359,258 decline in gross rental revenue (a component of net lease revenue) from the same period in 2002. Gross rental revenue was impacted by lower average per-diem rental rates and the Registrant’s smaller fleet size. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by $75,450 when compared to the corresponding period in 2002, partially offsetting the decline in gross lease revenue. Rental equipment operating expenses decreased by $134,027 when compared to the corresponding period in 2002. Contributing to the decline in rental equipment operating expenses were decreases in storage and handling costs, reflecting improved on-hire volumes and the sale of certain older equipment. Such costs were partially offset by an increase in the provision for doubtful accounts.

Depreciation expense of $1,318,542 for the six months ended June 30, 2003 was $206,705 lower than the same period in 2002, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $65,040 for the six months ended June 30, 2003, a decrease of $2,437 or 4% when compared to corresponding period of 2002.

Net loss on disposal of equipment was a result of the Registrant disposing of 601 containers during the six-month period ended June 30, 2003, as compared to 1,558 containers during the same period in 2002. These disposals resulted in a loss of $283,272 for the six-month period ended June 30, 2003, as compared to a loss of $1,173,320 for the six-month period ended June 30, 2002. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2003 and 2003.

(Continued)

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $960,481 and $1,143,387 during the first six months of 2003 and 2002, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2003 and 2002, included sales proceeds generated from the sale of rental equipment of $596,648 and $1,010,231, respectively.

Cash from Financing Activities: Net cash used in financing activities was $1,874,166 during the first six months of 2003 compared to $1,553,192 in the corresponding period of 2002. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s diminishing fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

Critical Accounting Policies

Container equipment — depreciable lives: Container rental equipment is depreciated over a useful life of 15 years to a residual value of 10%. The Registrant re-evaluates the period of amortization and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives and residual values.

Container equipment — valuation: The Registrant reviews container rental equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Registrant considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Registrant periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

(Continued)

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

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1991	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 certifications	Filed with this document

31.2	Rule 13a-14 certifications	Filed with this document

32	Section 1350 certifications	Filed with this document ****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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
John Kallas
Chief Financial Officer and
Director of Cronos Capital Corp. (“CCC”)
Principal Financial and Accounting Officer of CCC

Date: August 12, 2003

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1991	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 certifications	Filed with this document

31.2	Rule 13a-14 certifications	Filed with this document

32	Section 1350 certifications	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.