Form 10-Q
period 2003-09-30
IEA INCOME FUND XII LP
filed 2003-11-12
CIK 879045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

IEA INCOME FUND XII, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2003

PAGE
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002	4
Statements of Operations for the three and nine months ended September 30, 2003 and 2002 (unaudited)	5
Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)	6
Notes to Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	15
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of September 30, 2003 and December 31, 2002, statements of operations for the three and nine months ended September 30, 2003 and 2002, and statements of cash flows for the nine months ended September 30, 2003 and 2002.

IEA INCOME FUND XII, L.P.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents, includes $1,427,348 at September 30, 2003 and $1,567,623 at December 31, 2002 in interest-bearing accounts	$1,583,154	$1,843,633
Net lease receivables due from Leasing Company (notes 1 and 2)	269,976	176,676

Total current assets	1,853,130	2,020,309

Container rental equipment, at cost	40,931,992	45,121,392
Less accumulated depreciation	(26,529,684)	(27,313,596)

Net container rental equipment	14,402,308	17,807,796

Total assets	$16,255,438	$19,828,105

Partners’ Capital
Partners’ capital (deficit):
General partner	$(470,802)	$(377,749)
Limited partners	16,726,240	20,205,854

Total partners’ capital	$16,255,438	$19,828,105

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net lease revenue (notes 1 and 3)	$520,622	$512,889	$1,593,162	$1,735,210
Other operating expenses:
Depreciation	629,513	723,002	1,948,055	2,302,249
Other general and administrative expenses	30,970	29,762	96,010	97,239
Net loss on disposal of equipment	213,564	660,147	496,836	1,833,467

Loss from operations	(353,425)	(900,022)	(947,739)	(2,497,745)
Other income:
Interest income	1,733	5,705	6,064	15,578

Net loss	$(351,692)	$(894,317)	$(941,675)	$(2,482,167)

Allocation of net loss:
General partner	$(3,517)	$(8,943)	$(9,417)	$(24,822)
Limited partners	(348,175)	(885,374)	(932,258)	(2,457,345)

	$(351,692)	$(894,317)	$(941,675)	$(2,482,167)

Limited partners’ per unit share of net loss	$(0.10)	$(0.25)	$(0.27)	$(0.70)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Net cash provided by operating activities	$1,467,431	$1,730,021
Cash provided by investing activities:
Proceeds from disposal of equipment	903,082	1,621,450
Cash used in financing activities:
Distribution to partners	(2,630,992)	(2,743,847)

Net (decrease) increase in cash and cash equivalents	(260,479)	607,624
Cash and cash equivalents at January 1	1,843,633	1,451,917

Cash and cash equivalents at September 30	$1,583,154	$2,059,541

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Notes to Unaudited Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

IEA Income Fund XII, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on November 28, 1991 for the purpose of owning and leasing marine cargo containers worldwide to ocean carriers. To this extent, the Partnership’s operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Partnership’s leases generally require all payments to be made in United States currency.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the nine-month periods ended September 30, 2003 and 2002.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at September 30, 2003 and December 31, 2002 were as follows:

	September 30,	December 31,
	2003	2002

Gross lease receivables	$889,294	$959,271
Less:
Direct operating payables and accrued expenses	361,049	405,443
Damage protection reserve	46,281	47,726
Base management fees payable	117,609	189,911
Reimbursed administrative expenses	17,367	20,691
Allowance for doubtful accounts	77,012	118,824

Net lease receivables	$269,976	$176,676

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2003 and 2002 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Rental revenue (note 4)	$869,077	$969,810	$2,691,133	$3,151,124
Less:
Rental equipment operating expenses	241,334	328,707	782,831	1,004,230
Base management fees	53,439	66,455	144,683	217,180
Reimbursed administrative expenses	53,682	61,759	170,457	194,504

Net lease revenue	$520,622	$512,889	$1,593,162	$1,735,210

(Continued)

IEA INCOME FUND XII, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of September 30, 2003, the Partnership operated 5,869 twenty-foot, 3,627 forty-foot and 155 forty-foot high-cube marine dry cargo containers, as well as 218 twenty-foot and 180 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2003 and 2002 follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Dry cargo containers	$686,562	$748,569	$2,102,448	$2,468,960
Refrigerated containers	182,515	221,241	588,685	682,164

Total	$869,077	$969,810	$2,691,133	$3,151,124

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At September 30, 2003, 63% of the original equipment remained in the Registrant’s fleet, as compared to 70% at December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at September 30, 2003.

		Dry Cargo		Refrigerated
	Containers			Containers

			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot

Containers on lease:
Master lease	3,448	2,077	101	94	11
Term lease (1-5 years)	1,669	700	27	59	100

Subtotal	5,117	2,777	128	153	111
Containers off lease	752	850	25	65	69

Total container fleet	5,869	3,627	153	218	180

	Dry Cargo						Refrigerated
	Containers						Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot

	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	9,743	100%	5,426	100%	213	100%	248	100%	309	100%
Less disposals	3,874	40%	1,799	33%	60	28%	30	12%	129	42%

Remaining fleet at September 30, 2003	5,869	60%	3,627	67%	153	72%	218	88%	180	58%

Strong growth in the volume of global container trade during the nine-month period ending September 30, 2003 contributed to favorable container leasing market conditions, allowing the Registrant to maintain a high level of utilization for its containers. At September 30, 2003, the Registrant’s utilization for dry cargo containers measured 82% as compared to 79% at December 31, 2002. The demand for leased containers by the global container shipping industry has contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the southeastern ports, the demand for cargo containers continued to exceed available supplies. Also contributing to the strong demand for leased containers during 2003 has been the preference of shipping lines to purchase fewer containers for their own account. Due to recent operating losses and requirements to deploy capital within other parts of their business, including the investment in new, larger, containerships and the support of terminal, information technology and other infrastructure requirements, funds for new container investment have been limited. As a result, shipping lines have strategically made the decision to employ leased containers to meet their container requirements. However, in response to a favorable shipping market, there are indications of an increased willingness by the shipping lines to purchase and finance the acquisition of new containers at higher levels in the near future, which may impact the demand for leased containers.

The favorable shipping market conditions, combined with lower cost, short term leases for older containers, have also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that typically exists during periods of surplus container supply. The favorable 2003 shipping market, combined with the current shortfall of containers, is expected to result in an increase in the production of new containers during 2003, in comparison to 2002 and 2001 production levels. However, new container production is expected to remain below the record container production levels achieved during 2000. The ultimate impact of the industry’s increase in new container production on the Registrant’s operations is not immediately known, however, an increase in new container availability may reduce the demand for the Registrant’s older containers.

(Continued)

Although favorable market conditions for container lessors currently exists, the uncertainty over the financial strength of the shipping industry remains a concern. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others have become insolvent during 2003. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as the recent increase in new container production, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2003 and 2002 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	13,766	15,930	14,166	17,017
Refrigerated containers	602	714	638	726
Average Utilization
Dry cargo containers	82%	75%	80%	71%
Refrigerated containers	67%	71%	70%	73%

Per-diem rates for dry cargo containers for the three and nine-month periods ended September 30, 2003 declined approximately 3% and 7%, respectively, in comparison to the same periods in the prior year, and is attributable to three main factors that have taken place since 2002:

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

Although per-diem rental rates for dry cargo containers have declined from 2002 levels, static new container prices and an increase in demand for leased containers have resulted in the stabilization of per-diem rental rates during 2003. A significant improvement in lease per-diem rates is not expected until new container prices increase to much higher levels.

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

(Continued)

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net lease revenue of $520,622 for the three months ended September 30, 2003 was $7,733 higher than in the corresponding period of 2002. The increase was primarily a result of a $108,466 aggregate decline in rental equipment operating expenses, management fees and reimbursed administrative expenses, when compared to the corresponding period in 2002. This decline offset the negative impact on gross lease revenue (a component of net lease revenue) arising from lower, average per-diem rental rates and the Registrant’s smaller fleet size. Contributing to the decline in rental equipment operating expenses were decreases in storage and handling costs, a direct result of higher utilization and its impact on reducing the number of off-hire containers in inventory. The provision for doubtful accounts and repositioning expense also decline by $16,078 and $10,570, respectively, from the corresponding period in the prior year.

Depreciation expense of $629,513 for the three months ended September 30, 2003 was $93,489 lower than the same period in 2002, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses increased to $30,970 in the third quarter of 2003, from $29,762 in the corresponding period of 2002, representing a increase of $1,208 or 4.1% from the same period in 2002.

Net loss on disposal of equipment was a result of the Registrant disposing of 429 containers during the three-month period ended September 30, 2003, as compared to 842 containers during the same period in 2002. These disposals resulted in a net loss of $213,564 for the three-month period ended September 30, 2003, as compared to $660,147 for the three-month period ended September 30, 2002. The Registrant believes that the net loss on container disposals in the three-month period ended September 30, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended September 30, 2003 and 2002.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Net lease revenue of $1,593,162 for the nine months ended September 30, 2003 was $142,048 lower than in the corresponding period of 2002. The decrease was due to a $459,991 decline in gross rental revenue (a component of net lease revenue) from the same period in 2002. Gross rental revenue was impacted by lower average per-diem rental rates and the Registrant’s smaller fleet size. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by $96,544 when compared to the corresponding period in 2002, partially offsetting the decline in gross lease revenue. Rental equipment operating expenses decreased by $221,399 when compared to the corresponding period in 2002. Contributing to the decline in rental equipment operating expenses were decreases in storage and handling costs, a direct result of higher utilization and its impact on reducing the number of off-hire containers from inventory. Such costs were partially offset by an increase in the provision for doubtful accounts.

Depreciation expense of $1,948,055 for the nine months ended September 30, 2003 was $354,194 lower than the same period in 2002, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $96,010 for the nine months ended September 30, 2003, a decrease of $1,229 or 1.3% when compared to corresponding period of 2002.

Net loss on disposal of equipment was a result of the Registrant disposing of 1,030 containers during the nine-month period ended September 30, 2003, as compared to 2,400 containers during the same period in 2002. These disposals resulted in a loss of $496,836 for the nine-month period ended September 30, 2003, as compared to a loss of $1,833,467 for the nine-month period ended September 30, 2002. The Registrant believes that the net gain on container disposals in the nine-month period ended September 30, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the nine-month periods ended September 30, 2003 and 2002.

(Continued)

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,467,431 and $1,730,021 during the first nine months of 2003 and 2002, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the nine-month periods ending September 30, 2003 and 2002, included sales proceeds generated from the sale of rental equipment of $903,082 and $1,621,450, respectively.

Cash from Financing Activities: Net cash used in financing activities was $2,630,992 during the first nine months of 2003 compared to $2,743,847 in the corresponding period of 2002. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s diminishing fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

Capital Resources

Capital Resources: Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts and proceeds from container sales to generate distributions to its general and limited partners, as well as to finance current operating needs. Quarterly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by CCC, to ensure cash reserves on hand are sufficient to meet the Registrant’s operating requirements. No credit lines are maintained to finance working capital.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1991	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certifications	Filed with this document
****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

****	These certifications, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: November 12, 2003

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1991	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certifications	Filed with this document
****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

****	These certifications, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.