Form 10-Q
period 2004-06-30
IEA INCOME FUND XII LP
filed 2004-08-12
CIK 879045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-21518

IEA INCOME FUND XII, L.P.

(Exact name of registrant as specified in its charter)

California	94-3143940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Front Street, Suite 925, San Francisco, California 94111
(Address of principal executive offices)	(Zip Code)

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

IEA INCOME FUND XII, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s condensed balance sheets as of June 30, 2004 and December 31, 2003, condensed statements of operations for the three and six months ended June 30, 2004 and 2003, and condensed statements of cash flows for the six months ended June 30, 2004 and 2003, (collectively the “Financial Statements”) prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information present not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Registrant’s December 31, 2003 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Registrant and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

IEA INCOME FUND XII, L.P.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents, includes $1,452,968 at June 30, 2004 and $1,276,827 at December 31, 2003 in interest-bearing accounts	$1,649,450	$1,476,987
Net lease receivables due from Leasing Company (notes 1 and 2)	343,811	264,402

Total current assets	1,993,261	1,741,389

Container rental equipment, at cost	36,066,724	39,287,266
Less accumulated depreciation	(24,893,819)	(25,998,066)

Net container rental equipment	11,172,905	13,289,200

Total assets	$13,166,166	$15,030,589

Partners’ Capital
Partners’ capital (deficit):
General partner	$(552,858)	$(502,160)
Limited partners	13,719,024	15,532,749

Total partners’ capital	$13,166,166	$15,030,589

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net lease revenue (notes 1 and 3)	$569,111	$533,259	$1,036,841	$1,072,540
Other operating expenses:
Depreciation	559,933	650,369	1,140,506	1,318,542
Other general and administrative expenses	36,121	32,280	69,204	65,040
Net loss on disposal of equipment	85,347	145,743	256,175	283,272

Loss from operations	(112,290)	(295,133)	(429,044)	(594,314)
Other income:
Interest income	948	1,843	1,847	4,331

Net loss	$(111,342)	$(293,290)	$(427,197)	$(589,983)

Allocation of net loss:
General partner	$(1,113)	$(2,933)	$(4,272)	$(5,900)
Limited partners	(110,229)	(290,357)	(422,925)	(584,083)

	$(111,342)	$(293,290)	$(427,197)	$(589,983)

Limited partners’ per unit share of net loss	$(0.03)	$(0.08)	$(0.12)	$(0.17)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Net cash provided by operating activities	$913,405	$960,481
Cash provided by investing activities:
Proceeds from disposal of equipment	696,284	596,648
Cash used in financing activities:
Distribution to general partners	(46,426)	(58,809)
Distribution to limited partners	(1,390,800)	(1,815,357)

	(1,437,226)	(1,874,166)

Net increase (decrease) in cash and cash equivalents	172,463	(317,037)
Cash and cash equivalents at the beginning of the period	1,476,987	1,843,633

Cash and cash equivalents at the end of the period	$1,649,450	$1,526,596

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2004 and 2003.

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, recognition for an impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

The interim financial statements presented herewith reflect in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
	2004	2003
Gross lease receivables	$822,143	$800,917
Less:
Direct operating payables and accrued expenses	235,210	318,474
Damage protection reserve	89,755	60,333
Base management fees payable	27,728	25,800
Reimbursed administrative expenses	17,517	18,176
Allowance for doubtful accounts	108,122	113,732

Net lease receivables	$343,811	$264,402

(Continued)

IEA INCOME FUND XII, L.P.

Notes to Unaudited Condensed Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Rental revenue (note 4)	$831,745	$899,689	$1,660,351	$1,822,056
Less:
Rental equipment operating expenses	157,450	261,601	407,010	541,496
Base management fees	52,550	45,710	110,695	91,245
Reimbursed administrative expenses	52,634	59,119	105,805	116,775

Net lease revenue	$569,111	$533,259	$1,036,841	$1,072,540

(4)	Operating Segment

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

The Partnership derives its revenues from dry cargo and refrigerated containers used by its customers in global trade routes. As of June 30, 2004, the Partnership operated 5,301 twenty-foot, 3,210 forty-foot and 134 forty-foot high-cube marine dry cargo containers, as well as 200 twenty-foot and 131 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2004 and 2003 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Dry cargo containers	$678,538	$696,754	$1,341,539	$1,415,885
Refrigerated containers	153,207	202,935	318,812	406,171

Total	$831,745	$899,689	$1,660,351	$1,822,056

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2004, 56% of the original equipment remained in the Registrant’s fleet, as compared to 61% at December 31, 2003. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2004.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	2,923	1,614	104	140	2
Term lease (1-5 years)	2,127	1,181	24	17	81

Subtotal	5,050	2,795	128	157	83
Containers off lease	251	415	6	43	48

Total container fleet	5,301	3,210	134	200	131

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	9,743	100%	5,426	100%	213	100%	248	100%	309	100%
Less disposals	4,442	46%	2,216	41%	79	37%	48	19%	178	58%

Remaining fleet at June 30, 2004	5,301	54%	3,210	59%	134	63%	200	81%	131	42%

The general increase in trade volumes that emerged during the three-month period ending March 31, 2004, continued during the three-month period ending June 30, 2004, contributing to stronger container leasing market conditions and higher levels of demand for new and existing containers. The Registrant’s dry cargo container utilization measured 91% at June 30, 2004, compared to 85% at December 31, 2003.

The six-month period ending June 30, 2004 experienced substantial growth in container trade volumes, especially within Asia-Europe and intra-Asian trade routes. China’s import and export markets were a catalyst to this growth. These increases in trade volumes exasperated the world’s ports and railroads, contributing to congestion and additional demand in some locations.

Although container manufacturers stepped up production in the first half of 2004 in order to meet the increased container demand by shipping lines, production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased during 2004, the price of a new twenty-foot dry cargo container also increased to as high as $2,000 in the first and second quarters of 2004, compared to $1,350 in the latter part of 2003.

Off-hire inventories of older containers throughout the world declined, as shipping lines employed more leased containers to meet their container requirements. This decline in inventories has resulted in substantial decreases in storage expenses, and expenditures to reposition containers from low demand locations to locations of higher demand. Declining inventories have also contributed to an increase in proceeds per container realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. The Registrant’s dry cargo inventory of off-hire containers at June 30, 2004 decreased approximately 63% in comparison to June 30, 2003.

Per-diem rates for new containers increased in line with the increase in new container costs, while per diems for older containers remained relatively unchanged, as the lease market for older containers remains competitive, and therefore, subject to significant pricing pressures. The Registrant’s average dry cargo container per-diem rate for the three-month period ended June 30, 2004 remained unchanged in comparison to the same period in the prior year.

Although favorable market conditions currently exist for container lessors, the current market conditions may negatively impact the shipping lines. Sharply rising charter rates for ships, combined with the rise in steel prices and the related increase in new container prices, have created a concern for both the shipping lines and therefore, the leasing companies. Although some shipping lines have experienced an increase in freight rates in line with the strong demand on major trade routes, some shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance over the last few quarters. Some regional intra-Asia shipping lines have cut back services in some routes in an attempt to reduce their rising costs. The Registrant, CCC and the Leasing Company remain cautious, and continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from these shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, including the price of oil, inflation concerns and its impact on interest rates, US trade and budget deficits, China’s efforts to cool its economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of another major terrorist attack, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	12,298	14,172	12,537	14,370
Refrigerated containers	469	644	482	657
Average Utilization
Dry cargo containers	90%	80%	87%	80%
Refrigerated containers	76%	72%	77%	72%

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

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net lease revenue of $569,111 for the three months ended June 30, 2004 was $35,852 higher than in the corresponding period of 2003. The increase was primarily a result of a $103,795 aggregate decline in rental equipment operating expenses, management fees and reimbursed administrative expenses, when compared to the corresponding period in 2003. Increases in utilization levels contributed to a reduction in rental equipment operating expenses during the three-month period ended June 30, 2004, as storage costs declined inline with diminishing inventories of idle containers, and the need to move containers from low demand locations to high demand locations was reduced, resulting in lower repositioning costs. The provision for doubtful accounts also declined. These increases to net lease revenue were partially offset by the $67,943 decline in gross lease revenue (a component of net lease revenue). The decline was as a result of the Registrant’s smaller fleet size.

Depreciation expense of $559,933 for the three months ended June 30, 2004 was $90,436 lower than the same period in 2003, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $36,121 in the second quarter of 2004, an increase of $3,840 or 12% when compared to the corresponding period of 2003, primarily due to increases in investor communication expenses.

Net loss on disposal of equipment was a result of the Registrant disposing of 400 containers during the three-month period ended June 30, 2004, as compared to 276 containers during the same period in 2003. These disposals resulted in a net loss of $85,347 for the three-month period ended June 30, 2004, as compared to $145,743 for the three-month period ended June 30, 2003. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended June 30, 2004 and 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net lease revenue of $1,036,841 for the six months ended June 30, 2004 was $35,699 lower than in the corresponding period of 2003. The decrease was due to a $161,705 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003. Gross rental revenue was impacted by the Registrant’s smaller fleet size. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by $8,480 when compared to the corresponding period in 2003, partially offsetting the decline in gross lease revenue. Rental equipment operating expenses decreased by $134,486 when compared to the corresponding period in 2003. Contributing to the decline in rental equipment operating expenses were decreases in storage and handling costs, reflecting improved on-hire volumes and the sale of certain older equipment, as well as a decrease in the provision for doubtful accounts.

Depreciation expense of $1,140,506 for the six months ended June 30, 2004 was $178,036 lower than the same period in 2003, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $69,204 for the six months ended June 30, 2004, an increase of $4,164 or 6% when compared to corresponding period of 2003, primarily due to increases in investor communication expenses.

Net loss on disposal of equipment was a result of the Registrant disposing of 712 containers during the six-month period ended June 30, 2004, as compared to 601 containers during the same period in 2003. These disposals resulted in a loss of $256,175 for the six-month period ended June 30, 2004, as compared to a loss of $283,272 for the six-month period ended June 30, 2003. There were no reductions to the carrying value of container rental equipment due to impairment during the six-month periods ended June 30, 2004 and 2003. The Registrant believes that the net loss on container disposals in the six-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the six-month periods ended June 30, 2004 and 2003.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $913,405 and $960,481 during the first six months of 2004 and 2003, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2004 and 2003, included sales proceeds generated from the sale of rental equipment of $696,284 and $596,648, respectively.

Cash from Financing Activities: Net cash used in financing activities was $1,437,226 during the first six months of 2004 compared to $1,874,166 in the corresponding period of 2003. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s diminishing fleet size may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

Item 4. Submissions of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.		Description	Method of Filing
3	(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1991	*

3	(b)	Certificate of Limited Partnership of the Registrant	**

10		Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1		Rule 13a-14 Certification	Filed with this document

31.2		Rule 13a-14 Certification	Filed with this document

32		Section 1350 Certification	Filed with this document ****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2004.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2003, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

John Kallas
Chief Financial Officer and
Director of Cronos Capital Corp. (“CCC”)
Principal Financial and Accounting Officer of CCC

Date: August 12, 2004

EXHIBIT INDEX

Exhibit
No.		Description	Method of Filing
3	(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1991	*

3	(b)	Certificate of Limited Partnership of the Registrant	**

10		Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1		Rule 13a-14 Certification	Filed with this document

31.2		Rule 13a-14 Certification	Filed with this document

32		Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2003, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.