Form 10-Q
period 2004-09-30
IEA INCOME FUND XII LP
filed 2004-11-12
CIK 879045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-21518

IEA INCOME FUND XII, L.P.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3143940 (I.R.S. Employer Identification No.)

One Front Street, Suite 925, San Francisco, California 94111
(Address of principal executive offices)	(Zip Code)

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

IEA INCOME FUND XII, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s condensed balance sheets as of September 30, 2004 and December 31, 2003, condensed statements of operations for the three and nine months ended September 30, 2004 and 2003, and condensed statements of cash flows for the nine months ended September 30, 2004 and 2003, (collectively the “Financial Statements”) prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information present not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Registrant’s December 31, 2003 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Registrant and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

IEA INCOME FUND XII, L.P.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents, includes $1,703,814 at September 30, 2004 and $1,276,827 at December 31, 2003 in interest-bearing accounts	$1,812,447	$1,476,987
Net lease receivables due from Leasing Company (notes 1 and 2)	418,238	264,402

Total current assets	2,230,685	1,741,389

Container rental equipment, at cost	33,648,414	39,287,266
Less accumulated depreciation	(23,678,820)	(25,998,066)

Net container rental equipment	9,969,594	13,289,200

Total assets	$12,200,279	$15,030,589

Partners’ Capital
Partners’ capital (deficit):
General partner	$(578,543)	$(502,160)
Limited partners	12,778,822	15,532,749

Total partners’ capital	$12,200,279	$15,030,589

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net lease revenue (notes 1 and 3)	$569,689	$520,622	$1,606,530	$1,593,162
Other operating expenses:
Depreciation	537,255	629,513	1,677,761	1,948,055
Other general and administrative expenses	30,373	30,970	99,576	96,010
Net loss on disposal of equipment	200,223	213,564	456,399	496,836

Loss from operations	(198,162)	(353,425)	(627,206)	(947,739)
Other income:
Interest income	2,643	1,733	4,490	6,064

Net loss	$(195,519)	$(351,692)	$(622,716)	$(941,675)

Allocation of net loss:
General partner	$(1,955)	$(3,517)	$(6,227)	$(9,417)
Limited partners	(193,564)	(348,175)	(616,489)	(932,258)

	$(195,519)	$(351,692)	$(622,716)	$(941,675)

Limited partners’ per unit share of net loss	$(0.06)	$(0.10)	$(0.18)	$(0.27)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Net cash provided by operating activities	$1,439,844	$1,467,431
Cash provided by investing activities:
Proceeds from disposal of equipment	1,103,209	903,082
Cash used in financing activities:
Distribution to general partners	(70,156)	(83,637)
Distribution to limited partners	(2,137,438)	(2,547,355)

	(2,207,594)	(2,630,992)

Net increase (decrease) in cash and cash equivalents	335,459	(260,479)
Cash and cash equivalents at the beginning of the period	1,476,987	1,843,633

Cash and cash equivalents at the end of the period	$1,812,446	$1,583,154

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended September 30, 2004 and 2003.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
Gross lease receivables	$944,557	$800,917
Less:
Direct operating payables and accrued expenses	264,552	318,474
Damage protection reserve	94,484	60,333
Base management fees payable	26,428	25,800
Reimbursed administrative expenses	16,836	18,176
Allowance for doubtful accounts	124,019	113,732

Net lease receivables	$418,238	$264,402

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2004 and 2003 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Rental revenue (note 4)	$808,330	$869,077	$2,468,681	$2,691,133
Less:
Rental equipment operating expenses	128,383	241,334	535,392	782,831
Base management fees	58,857	53,439	169,552	144,683
Reimbursed administrative expenses	51,401	53,682	157,207	170,457

Net lease revenue	$569,689	$520,622	$1,606,530	$1,593,162

(Continued)

IEA INCOME FUND XII, L.P.

Notes to Unaudited Condensed Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from dry cargo and refrigerated containers used by its customers in global trade routes. As of September 30, 2004, the Partnership operated 5,125 twenty-foot, 3,051 forty-foot and 128 forty-foot high-cube marine dry cargo containers, as well as 170 twenty-foot and 101 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2004 and 2003 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Dry cargo containers	$662,547	$686,562	$2,004,072	$2,102,448
Refrigerated containers	145,783	182,515	464,609	588,685

Total	$808,330	$869,077	$2,468,681	$2,691,133

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At September 30, 2004, 54% of the original equipment remained in the Registrant’s fleet, as compared to 61% at December 31, 2003. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at September 30, 2004.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	2,751	1,321	93	116	1
Term lease (1-5 years)	2,156	1,388	29	22	71

Subtotal	4,907	2,709	122	138	72
Containers off lease	218	342	6	32	29

Total container fleet	5,125	3,051	128	170	101

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	9,743	100%	5,426	100%	213	100%	248	100%	309	100%
Less disposals	4,618	47%	2,375	44%	85	40%	78	31%	208	67%

Remaining fleet at September 30, 2004	5,125	53%	3,051	56%	128	60%	170	69%	101	33%

The general increase in trade volumes that emerged during the nine-month period ending September 30, 2004, contributed to stronger container leasing market conditions and higher levels of demand for new and existing containers. The Registrant’s dry cargo container utilization measured 93% at September 30, 2004, compared to 85% at December 31, 2003.

The nine-month period ending September 30, 2004 experienced substantial growth in container trade volumes, especially within Asia-Europe and intra-Asian trade routes. China’s import and export markets were a catalyst to this growth, in addition to low global interest rates and improved investor and consumer confidence. These increases in trade volumes placed additional burdens on the world’s ports and railroads, contributing to congestion and additional demand in some locations.

Although container manufacturers stepped up production in the first half of 2004 in order to meet the increased container demand by shipping lines, production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased during 2004, along with the price of other materials including wood flooring, the cost of a new twenty-foot dry cargo container also increased, from $1,350 during the latter part of 2003, to as high as $2,000 during the middle of 2004, an amount higher than at any time since 1995, the last time container prices peaked. As a result of the current level of demand for new container equipment, a significant reduction in the price of new containers is unlikely in the near future, and potentially may contribute to further price increases. The major container manufacturers report full order books through the first calendar quarter of 2005.

Off-hire inventories of older containers throughout the world declined, as shipping lines employed more leased containers to meet their increasing container requirements arising from the robust growth in containerized trade and the acceptance of new, larger containerships. This decline in inventories has resulted in substantial decreases in storage expenses and expenditures to reposition containers from low demand locations to locations of higher demand. Declining inventories have also contributed to an increase in proceeds per container realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. The Registrant’s dry cargo inventory of off-hire containers at September 30, 2004 decreased approximately 65% in comparison to September 30, 2003.

Per-diem rates for new containers increased in line with the increase in new container costs, while per-diem rates for older containers experienced modest increases, as the lease market for older containers remains competitive, and therefore, subject to significant pricing pressures. Slight increases in the per-diem rates for older containers may be expected over the next 12 months. The Registrant’s average dry cargo container per-diem rate for the three-month period ended September 30, 2004 remained unchanged in comparison to the same period in the prior year, while the Registrant’s average dry cargo container per-diem rate for the nine-month period ended September 30, 2004 increased approximately 1% in comparison to the same period in the prior year

Although favorable market conditions currently exist for container lessors, current market conditions may negatively impact the shipping lines. Sharply rising oil prices, combined with the increase in charter rates for ships, steel prices and the related increase in new container prices, have created a concern for both the shipping lines and, therefore, the leasing companies. Although the majority of the top 20 shipping lines have experienced strong profit growth during the last 12 months, other shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed increases in freight rates due to the strong demand experienced in their respective trade routes. However, most regional intra-Asian shipping lines have struggled to remain profitable, due primarily to the rising charter rates for ships, over capacity and lower freight rates, and have cut back services in some routes in an attempt to reduce rising costs. The Registrant, CCC and the Leasing Company remain cautious, and continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from these shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent.

Industry analysts are expressing concern that the current program of new ship building may create over capacity within the shipping industry once the new container ships are delivered. Any over capacity could result in a reduction in profitability for shipping lines which in turn could have adverse implications for container lessors.

Lastly, wide-ranging concerns remain regarding the world’s major economies, including the price of oil and its impact on economic growth and the related growth of containerized trade volumes, inflation concerns and its impact on interest rates, US trade and budget deficits, China’s efforts to cool its economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of another major terrorist attack, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2004 and 2003 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	11,743	13,766	12,274	14,166
Refrigerated containers	419	602	459	638
Average Utilization
Dry cargo containers	92%	82%	89%	80%
Refrigerated containers	77%	67%	77%	70%

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

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net lease revenue of $569,689 for the three months ended September 30, 2004 was $49,067 higher than in the corresponding period of 2003. The increase was primarily a result of a $109,814 aggregate decline in rental equipment operating expenses, management fees and reimbursed administrative expenses, when compared to the corresponding period in 2003. Increases in utilization levels contributed to a reduction in rental equipment operating expenses during the three-month period ended September 30, 2004, as storage costs declined inline with diminishing inventories of idle containers, and the need to move containers from low demand locations to high demand locations was reduced, resulting in lower repositioning costs. The provision for doubtful accounts, as well as, repair and maintenance expenses also declined. These increases to net lease revenue were partially offset by the $60,747 decline in gross lease revenue (a component of net lease revenue). The decline was as a result of the Registrant’s smaller fleet size.

Depreciation expense of $537,255 for the three months ended September 30, 2004 was $92,258 lower than the same period in 2003, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $30,373 in the second quarter of 2004, a decrease of $597 or 2%, which did not materially differ from the same period of the prior year.

Net loss on disposal of equipment was a result of the Registrant disposing of 401 containers during the three-month period ended September 30, 2004, as compared to 429 containers during the same period in 2003. These disposals resulted in a net loss of $200,223 for the three-month period ended September 30, 2004, as compared to $213,564 for the three-month period ended September 30, 2003. The Registrant believes that the net loss on container disposals in the three-month period ended September 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended September 30, 2004 and 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net lease revenue of $1,606,530 for the nine months ended September 30, 2004 was $13,368 higher than in the corresponding period of 2003. The increase was primarily a result of a $235,819 aggregate decline in rental equipment operating expenses, management fees and reimbursed administrative expenses, when compared to the corresponding period in 2003. Increases in utilization levels contributed to a reduction in rental equipment operating expenses during the nine-month period ended September 30, 2004, as storage costs declined inline with diminishing inventories of idle containers, and the need to move containers from low demand locations to high demand locations was reduced, resulting in lower repositioning costs. The provision for doubtful accounts, as well as, repair and maintenance expenses also declined. These increases to net lease revenue were partially offset by the $222,452 decline in gross lease revenue (a component of net lease revenue). The decline was as a result of the Registrant’s smaller fleet size.

Depreciation expense of $1,677,761 for the nine months ended September 30, 2004 was $270,294 lower than the same period in 2003, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $99,576 for the nine months ended September 30, 2004, an increase of $3,566 or 4%, which did not materially differ from the same period of the prior year.

Net loss on disposal of equipment was a result of the Registrant disposing of 1,113 containers during the nine-month period ended September 30, 2004, as compared to 1,030 containers during the same period in 2003. These disposals resulted in a loss of $456,399 for the nine-month period ended September 30, 2004, as compared to a loss of $496,836 for the nine-month period ended September 30, 2003. The Registrant believes that the net loss on container disposals in the nine-month period ended September 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the nine-month periods ended September 30, 2004 and 2003.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,439,844 and $1,467,431 during the first nine months of 2004 and 2003, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the nine-month periods ending September 30, 2004 and 2003, included sales proceeds generated from the sale of rental equipment of $1,103,209 and $903,082, respectively.

Cash from Financing Activities: Net cash used in financing activities was $2,207,594 during the first nine months of 2004 compared to $2,630,992 in the corresponding period of 2003. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s diminishing fleet size may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

The Registrant has reviewed and approved these significant accounting policies which are further described in the Registrant’s 2003 Annual Report on Form 10-K.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submissions of Matters to a Vote of Securities Holders

     Not applicable.

Item 5.Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No	Description	Method of Filing
3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1991	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

(b)	Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2004.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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
Date: November 12, 2004

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