Form 10-Q
period 2005-06-30
IEA INCOME FUND XII LP
filed 2005-08-12
CIK 879045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 0-21518
IEA INCOME FUND XII, L.P.
(Exact name of registrant as specified in its charter)

California	94-3143940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Front Street, Suite 925, San Francisco, California                    94111
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

IEA INCOME FUND XII, L.P.
Report on Form 10-Q for the Quarterly Period
Ended June 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are the condensed balance sheets as of June 30, 2005 and December 31, 2004, condensed statements of operations for the three and six months ended June 30, 2005 and 2004, and condensed statements of cash flows for the six months ended June 30, 2005 and 2004, (collectively the “Financial Statements”) for IEA Income Fund XII, L.P.’s (the “Partnership”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2004 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

IEA INCOME FUND XII, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents, includes $1,675,703 at June 30, 2005 and $2,107,593 at December 31, 2004 in interest-bearing accounts	$1,690,704	$2,122,594
Net lease receivables due from Leasing Company (notes 1 and 2)	595,975	498,682

Total current assets	2,286,679	2,621,276

Container rental equipment, at cost	24,762,899	29,464,593
Less accumulated depreciation	(18,327,129)	(21,035,331)

Net container rental equipment (note 1)	6,435,770	8,429,262

Total assets	$8,722,449	$11,050,538

Partners’ Capital

Partners’ capital (deficit):
General partner	$(567,569)	$(608,534)
Limited partners	9,290,018	11,659,072

Total partners’ capital	$8,722,449	$11,050,538

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net lease revenue (notes 1 and 3)	$480,618	$569,111	$963,277	$1,036,841

Other operating income (expenses):
Depreciation	(396,884)	(559,933)	(825,608)	(1,140,506)
Other general and administrative expenses	(38,342)	(36,121)	(71,999)	(69,204)
Net gain (loss) on disposal of equipment	73,513	(85,347)	65,424	(256,175)

Income (loss) from operations	118,905	(112,290)	131,094	(429,044)

Other income:
Interest income	10,194	948	18,946	1,847

Net income (loss)	$129,099	$(111,342)	$150,040	$(427,197)

Allocation of net income (loss):
General partner	$91,691	$(1,113)	$118,140	$(4,272)
Limited partners	37,408	(110,229)	31,900	(422,925)

	$129,099	$(111,342)	$150,040	$(427,197)

Limited partners’ per unit share of net income (loss)	$0.01	$(0.03)	$0.01	$(0.12)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Net cash provided by operating activities	$822,292	$913,405

Cash provided by investing activities:
Proceeds from disposal of equipment	1,185,133	696,284
Payment received from sales-type lease for sale of rental equipment	38,814	—

	1,223,947	696,284

Cash used in financing activities:
Distribution to general partner	(77,175)	(46,426)
Distribution to limited partners	(2,400,954)	(1,390,800)

	(2,478,129)	(1,437,226)

Net (decrease) increase in cash and cash equivalents	(431,890)	172,463

Cash and cash equivalents at the beginning of the period	2,122,594	1,476,987

Cash and cash equivalents at the end of the period	$1,690,704	$1,649,450

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

The Partnership has completed its 13th year of operations and has entered its liquidation phase wherein the General Partner focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2005, the Partnership’s fleet size was approximately 44% of its original fleet size. The General Partner will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.

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
(Continued)

IEA INCOME FUND XII, L.P.
Notes to Unaudited Condensed Financial Statements
(b)	Leasing Company and Leasing Agent Agreement (continued)

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

Container rental equipment is depreciated using the straight-line basis. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2005 and 2004.
(Continued)

IEA INCOME FUND XII, L.P.
Notes to Unaudited Condensed Financial Statements
(f)	Partners’ Capital Accounts

Upon dissolution, the assets of the Partnership will be sold and the proceeds thereof distributed as follows: (i) all of the Partnership’s debts and liabilities to persons other than CCC or the limited partners shall be paid and discharged; (ii) all of the Partnership’s debts and liabilities to CCC and the limited partners shall be paid and discharged; and (iii) the balance of such proceeds shall be distributed to CCC and the limited partners in accordance with the positive balances of CCC and the limited partners’ capital accounts. CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.

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
(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases and sales-type leases to ocean carriers for the containers owned by the Partnership as well as proceeds earned from container disposals. Net lease receivables at June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
	2005	2004
Gross lease receivables	$1,005,160	$1,009,139
Sales-type lease receivable, net of unearned income (see Note 3)	56,261	95,075

	1,061,421	1,104,214

Less:
Direct operating payables and accrued expenses	196,270	337,537
Damage protection reserve	81,974	88,462
Base management fees payable	6,909	26,003
Reimbursed administrative expenses	12,712	16,041
Allowance for doubtful accounts	167,581	137,489

	465,446	605,532

Net lease receivables	$595,975	$498,682

(Continued)

IEA INCOME FUND XII, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Sales-Type Lease Receivable

On December 1, 2004, the Leasing Company, on behalf of the Partnership, amended a term lease agreement with one lessee to include a bargain purchase option. As a result of the amendment, the Partnership reclassified the term lease agreement as a sales-type lease, recorded a sales-type lease receivable and recognized the sale of 532 on-hire containers that were subject to the amended term lease agreement. The sales-type lease expires on March 31, 2006. At June 30, 2005, the minimum future lease rentals under this sales-type lease, net of unearned income are:

	Gross Sales-Type	Unearned Sales-	Net Minimum Future
	Lease Receivable	Type Lease Income	Sales-Type Lease Rentals
2005	$38,401	$1,262	$37,139
2006	19,315	193	19,122

Total	$57,716	$1,455	$56,261

(4)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Rental revenue (note 5)	$655,446	$831,745	$1,320,223	$1,660,351
Interest income from sales-type lease	1,061	—	2,421	—

	656,507	831,745	1,322,644	1,660,351

Less:
Rental equipment operating expenses	89,665	157,450	181,675	407,010
Base management fees	45,914	52,550	92,822	110,695
Reimbursed administrative expenses
Salaries	29,794	36,777	60,399	74,892
Other payroll related expenses	3,413	4,172	9,394	7,563
General and administrative expenses	7,103	11,685	15,077	23,350

	175,889	262,634	359,367	623,510

Net lease revenue	$480,618	$569,111	$963,277	$1,036,841

IEA INCOME FUND XII, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Operating Segment

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

The Partnership derives its revenues from drycargo and refrigerated containers used by its customers in global trade routes. As of June 30, 2005, the Partnership operated 4,452 twenty-foot, 2,354 forty-foot and 114 forty-foot high-cube marine dry cargo containers, as well as 123 twenty-foot and 31 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2005 and 2004 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Dry cargo containers	$562,087	$678,538	$1,131,884	$1,341,539
Refrigerated containers	94,420	153,207	190,760	318,812

Total	$656,507	$831,745	$1,322,644	$1,660,351

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
Market Overview
     At the end of 2004, the World Trade Organization (“WTO”) lifted quotas on imports of textiles and clothing, significantly contributing to a surge in cargo volumes during the first quarter of 2005 as textile and apparel imports from India, South East Asia and especially China accelerated. However, by the start of the second quarter of 2005, cargo volumes for most major trade routes began to decline from levels originally forecasted as a result of a slowing in consumer spending as well as recent decisions by the European Commission and US Government to restrict the growth of various textile and apparel imports that followed the expiration of trade quotas at the end of 2004. While these market conditions had an impact on the Partnership, the Partnership’s net lease revenue for the three and six-month periods ending June 30, 2005 was lower than the comparable periods in the prior year primarily as a result of the Partnership’s diminishing fleet size. Conversely, the continued disposal of the Partnership’s off-hire containers contributed to the Partnership’s historically high level of dry cargo container utilization, measuring 95% at June 30, 2005, compared to 94% at December 31, 2004.
     Global economic reports for the second quarter of 2005 continue to indicate that consumer spending and economic growth rates have declined from the robust levels experienced in Europe, the US and many of the other developed countries during 2004. The decline in these economic growth rates are a direct result of rising fuel and steel costs, combined with a soaring US trade deficit, higher interest rates, uncertain global market trends, and possible new European and US tariffs on imports from China and other Asian countries. Many economists now are of the opinion that recent declines in these growth rates during the first and second quarters of 2005 are an indicator of slower global economic growth for the remainder of 2005. Inventories of consumer-related goods in both Europe and the US remain at high levels. It is reported that some exporters, concerned about port congestion, shipped goods early in 2005 and are still working to reduce inventory levels. Further declines in economic growth rates during 2005 may contribute to a weakening in container leasing market conditions and reduced demand for new and existing containers. In the long term, industry experts believe that the future of the container shipping industry is favorable, as outsourcing to China and other parts of Asia increases, previously-restrictive trade agreements expire, new trade agreements are negotiated, and as China gains access to global markets in which it previously played a small role.
     The price of a new dry cargo container increased to a peak of $2,300 during the first six months of 2005 and declined to approximately $1,950 at the end of June 2005 due to reduced demand for new containers. Although container prices may fluctuate over the remainder of 2005, the long-term outlook for container prices continues to show an inflationary bias tied to energy costs, steel prices and interest rates. These higher prices have forced some shipping lines, as well as leasing companies, to reconsider capital expenditure levels for new container investment during 2005. A reduction in new container capital expenditures by the shipping lines could result in the shipping lines leasing more containers from the leasing companies, including the Partnership’s containers.
     Ports, railroads and inland transportation systems, particularly in the US and Europe, appear to have avoided the congestion problem that arose from the higher trade volumes experienced in recent years, since recent cargo growth has been less robust. Congestion creates problems throughout the entire supply chain network, increasing the turnaround time for containerships and the delivery time of shipper goods, as well as reducing the available supply of containers. Port congestion in many locations has been attributable to underestimating the growth in containerized cargo activity over the last few years, delays in expanding existing facilities and in planning new facilities due to environmental concerns, as well as the implementation of larger containerships. Expansion of the world’s ports and terminals is considered to be the key to relieving future congestion problems, as further efficiency gains are not expected to create significant increases in port and terminal capacity.
     During the three-month period ending June 30, 2005, inventory levels of off-hire containers remained at favorable levels, as shipping lines continue to employ leased containers to meet their containerized cargo requirements. The low inventory levels generally have resulted in substantial decreases in storage and other inventory related operating expenses. A significant increase in container inventories in future periods may contribute to increases in storage expenses.

     Sales proceeds realized on the sale of used containers remained favorable during the second quarter of 2005, as buyer demand remained strong. A significant increase in inventory levels in future periods could adversely impact sales proceeds realized on the sale of containers. The Leasing Company, on behalf of the Partnership, may consider the disposal of the Partnership’s remaining off-hire containers in locations whereby container sale prices equal or exceed targets established by both CCC and the Leasing Company.
     The Partnership’s average dry cargo container per-diem rate for the three-month period ending June 30, 2005 declined approximately 2% compared to the same period in the prior year. Per-diem rates for older containers are expected to maintain their current level for the remainder of 2005.
     Virtually all of the top 20 shipping lines experienced strong profit growth during 2004 and first half of 2005, arguably the period of strongest market conditions experienced by the shipping industry. In response, the shipping industry is in a period of major consolidation, as AP MØller-Mersk has proposed a takeover of P&O Ned-Lloyd, two of the world’s largest shipping lines. It is expected that this merger will have consequences for virtually every business involved in container shipping. Industry experts speculate that other mergers and takeovers may take place. Current conditions appear to favor the larger more established shipping lines, which strategically view current conditions as an opportunity to implement long-term strategic plans to increase market share and consolidate a fragmented container shipping industry.
     The increased trade volumes of recent years have contributed to shortages of both containerships and tonnage capacity. As a result, shipping lines have embarked on a major new shipbuilding program. Industry analysts are expressing concern that the current program of new shipbuilding may create over-capacity within the shipping industry once the new containerships scheduled for delivery during 2006 and 2007 are placed in service. Based on current orders, industry analysts predict that the world’s containership fleet will exceed 10 million TEU by the end of 2007, compared to less than 7 million TEU at the beginning of 2004. Over-capacity may contribute to lower charter and freight rates as shippers take advantage of the capacity surplus created by the additional containerships. These changes may result in a reduction in profitability for shipping lines, which in turn could have adverse implications for container lessors, including a decline in the demand for leased containers and a reduction in container per-diem rental rates. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers.
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

     At June 30, 2005, approximately 44% of the original equipment remained in the Partnership’s fleet, as compared to approximately 51% at December 31, 2004. The following table summarizes the composition of the Partnership’s fleet (based on container type) at June 30, 2005.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	2,387	1,171	90	87	6
Term lease
Short term [1]	672	333	9	11	25
Long term [2]	809	624	12	—	—
Sales-type lease	439	66	—	—	—

Subtotal	4,307	2,194	111	98	31
Containers off lease	145	160	3	25	—

Total container fleet	4,452	2,354	114	123	31

	Dry Cargo				Refrigerated
	Containers				Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	9,743	100%	5,426	100%	213	100%	248	100%	309	100%
Less disposals	5,291	54%	3,072	57%	99	46%	125	50%	278	90%

Remaining fleet at June 30, 2005	4,452	46%	2,354	43%	114	54%	123	50%	31	10%

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 30, 2006.

2.	Long term leases represent term leases, the majority of which will expire between July 2006 and December 2009.
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
     Net lease revenue was $480,618 for the three months ended June 30, 2005 compared to $569,111 for the same period in the prior year. The decrease was primarily due to a $176,299 decline in gross rental revenue (a component of net lease revenue), partially offset by a $67,785 decrease in rental equipment operating expenses, when compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 2% decrease in the average dry cargo per-diem rental rate and an increase in fleet utilization rates, when compared to the same three-month period in the prior year. The Partnership’s average fleet size and utilization rates for the three-month periods ended June 30, 2005 and 2004 were as follows:

	Three Months Ended
	June 30,	June 30,
	2005	2004
Fleet size (measured in Twenty-foot equivalent units (TEU))

Dry cargo containers	9,751	12,298
Refrigerated containers	205	469

Average utilization rates
Dry cargo containers	96%	90%
Refrigerated containers	86%	76%
     The decrease in direct operating expenses was attributable to the Partnership’s higher combined utilization rates and its impact on inventory and activity-related expenses such as storage, handling, repair and repositioning expenses, partially offset by an increase in the provision for doubtful accounts during the second quarter of 2005.
     Depreciation expense of $396,884 for the three months ended June 30, 2005 declined by $163,049 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.

     Other general and administrative expenses amounted to $38,342 for the three-month period ended June 30, 2005, an increase of $2,221 or 6% when compared to the same period in 2004.
     Net gain on disposal of equipment for the three months ended June 30, 2005 was $73,513, as compared to a net loss of $85,347 for the corresponding period in 2004. The Partnership disposed of 491 containers during the second quarter of 2005, compared to 400 containers during the same three-month period in 2004. The Partnership believes that the net gain on container disposals in the three-month period ended June 30, 2005 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, as well as agreements entered into for the sale of the Partnership’s remaining containers.
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
     Net lease revenue was $963,277 for the six months ended June 30, 2005 compared to $1,036,841 for the same period in the prior year. The decrease was primarily due to a $340,128 decline in gross rental revenue (a component of net lease revenue), partially offset by a $225,335 decrease in rental equipment operating expenses, when compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size, partially offset by a 1% increase in the average dry cargo per-diem rental rate and an increase in fleet utilization rates, when compared to the same six-month period in the prior year. The Partnership’s average fleet size and utilization rates for the six-month periods ended June 30, 2005 and 2004 were as follows:

	Six Months Ended
	June 30,	June 30,
	2005	2004
Fleet size (measured in Twenty-foot equivalent units (TEU))

Dry cargo containers	10,099	12,537
Refrigerated containers	224	482

Average utilization rates
Dry cargo containers	96%	87%
Refrigerated containers	85%	77%
     The decrease in direct operating expenses was attributable to the Partnership’s higher combined utilization rates and its impact on inventory and activity-related expenses such as storage, handling, repair and repositioning expenses, partially offset by an increase in the provision for doubtful accounts during the first half of 2005.
     Depreciation expense of $825,608 for the six months ended June 30, 2005 declined by $314,898 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $71,999 for the six-month period ended June 30, 2005, an increase of $2,795 or 4% when compared to the same period in 2004.
     Net gain on disposal of equipment for the six months ended June 30, 2005 was $65,424, as compared to a net loss of $256,175 for the corresponding period in 2004. The Partnership disposed of 1,007 containers during the first six-months of 2005, compared to 712 containers during the same six-month period in 2004. The Partnership believes that the net gain on container disposals in the six-month period ended June 30, 2005, was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. The level of the Partnership’s container disposals in subsequent periods, the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, as well as agreements entered into for the sale of the Partnership’s remaining containers, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three and six-month periods ended June 30, 2005 and 2004.

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
     The Partnership has completed its 13th year of operations and has entered its liquidation phase wherein the General Partner focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2005, the Partnership’s fleet size was approximately 44% of its original fleet size. The General Partner will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an aggregate amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
     Distributions are paid monthly, based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. At June 30, 2005, the Partnership had $1,690,704 in cash and cash equivalents, a decrease of $431,890 from the cash balances at December 31, 2004. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash from operating, investing and financing activities.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $822,292 during the six months ended June 30, 2005, compared to $913,405 for the same three month period in 2004.
     Cash from Investing Activities: Net cash provided by investing activities was $1,223,947 during the six months ended June 30, 2005, compared to $696,284 in the corresponding period of 2004. These amounts represent sales proceeds generated from the sale of container equipment and payment received from the sales-type lease for the sale of rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $2,478,129 during the six months ended June 30, 2005 compared to $1,437,226 during the three months ended June 30, 2004. These amounts represent distributions to the Partnership’s general and limited partners.

Critical Accounting Policies
The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three policies as being significant because they require the Partnership to make subjective and/or complex judgments about matters that are inherently uncertain. These policies include the following:
•	Container equipment — depreciable lives

•	Container equipment — valuation

•	Allowance for doubtful accounts
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
Date: August 12, 2005

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