Form 10-Q
period 2005-09-30
IEA INCOME FUND XII LP
filed 2005-11-14
CIK 879045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.

IEA INCOME FUND XII, L.P.
Report on Form 10-Q for the Quarterly Period
Ended September 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are the condensed balance sheets as of September 30, 2005 and December 31, 2004, condensed statements of operations for the three and nine months ended September 30, 2005 and 2004, and condensed statements of cash flows for the nine months ended September 30, 2005 and 2004, (collectively the “Financial Statements”) for IEA Income Fund XII, L.P. (the “Partnership”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2004 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

IEA INCOME FUND XII, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents, includes $1,506,472 at September 30, 2005 and $2,107,593 at December 31, 2004 in interest-bearing accounts	$1,521,472	$2,122,594
Net lease receivables due from Leasing Company (notes 1 and 2)	519,806	498,682

Total current assets	2,041,278	2,621,276

Container rental equipment, at cost	23,205,996	29,464,593
Less accumulated depreciation	(17,554,129)	(21,035,331)

Net container rental equipment (note 1)	5,651,867	8,429,262

Total assets	$7,693,145	$11,050,538

Partners’ Capital

Partners’ capital (deficit):
General partner	$(538,918)	$(608,534)
Limited partners	8,232,063	11,659,072

Total partners’ capital	$7,693,145	$11,050,538

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net lease revenue (notes 1 and 4)	$473,912	$569,689	$1,437,189	$1,606,530

Other operating income (expenses):
Depreciation	(372,317)	(537,255)	(1,197,924)	(1,677,761)
Other general and administrative expenses	(35,088)	(30,373)	(107,088)	(99,576)
Net gain (loss) on disposal of equipment	39,569	(200,223)	104,993	(456,399)

Income (loss) from operations	106,076	(198,162)	237,170	(627,206)

Other income:
Interest income	11,534	2,643	30,480	4,490

Net income (loss)	$117,610	$(195,519)	$267,650	$(622,716)

Allocation of net income (loss):
General partner	$62,929	$(1,955)	$181,069	$(6,227)
Limited partners	54,681	(193,564)	86,581	(616,489)

	$117,610	$(195,519)	$267,650	$(622,716)

Limited partners’ per unit share of net income (loss)	$0.02	$(0.06)	$0.02	$(0.18)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XII, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Net cash provided by operating activities	$1,271,993	$1,439,844

Cash provided by investing activities:
Proceeds from disposal of equipment	1,693,634	1,103,209
Payment received from sales-type lease for sale of rental equipment	58,294	—

	1,751,928	1,103,209

Cash used in financing activities:
Distribution to general partner	(111,453)	(70,156)
Distribution to limited partners	(3,513,590)	(2,137,438)

	(3,625,043)	(2,207,594)

Net (decrease) increase in cash and cash equivalents	(601,122)	335,459

Cash and cash equivalents at the beginning of the period	2,122,594	1,476,987

Cash and cash equivalents at the end of the period	$1,521,472	$1,812,446

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

The Partnership has completed its 13th year of operations and has entered its liquidation phase wherein the General Partner focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At September 30, 2005, approximately 42% of the original equipment remained in the Partnership’s fleet. The General Partner will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended September 30, 2005 and 2004.
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
(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases and sales-type leases to ocean carriers for the containers owned by the Partnership as well as proceeds earned from container disposals. Net lease receivables at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
Gross lease receivables	$935,818	$1,009,139
Sales-type lease receivable, net of unearned income (see Note 3)	36,782	95,075

	972,600	1,104,214

Less:
Direct operating payables and accrued expenses	189,897	337,537
Damage protection reserve	80,846	88,462
Base management fees payable	10,563	26,003
Reimbursed administrative expenses	9,917	16,041
Allowance for doubtful accounts	161,571	137,489

	452,794	605,532

Net lease receivables	$519,806	$498,682

(Continued)

IEA INCOME FUND XII, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Sales-Type Lease Receivable

On December 1, 2004, the Leasing Company, on behalf of the Partnership, amended a term lease agreement with one lessee to include a bargain purchase option. As a result of the amendment, the Partnership reclassified the term lease agreement as a sales-type lease, recorded a sales-type lease receivable and recognized the sale of 532 on-hire containers that were subject to the amended term lease agreement. The sales-type lease expires on March 31, 2006. At September 30, 2005, the minimum future lease rentals under this sales-type lease, net of unearned income are:

	Gross Sales-Type	Unearned Sales-	Net Minimum Future
	Lease Receivable	Type Lease Income	Sales-Type Lease Rentals
2005	$18,658	$472	$18,186
2006	18,784	188	18,596

Total	$37,442	$660	$36,782

(4)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Rental revenue	$603,911	$808,330	$1,924,134	$2,468,681
Interest income from sales-type lease	769	—	3,190	—

	604,680	808,330	1,927,324	2,468,681

Less:
Rental equipment operating expenses	55,378	128,383	237,054	535,392
Base management fees	43,285	58,857	136,107	169,552
Reimbursed administrative expenses
Salaries	23,971	33,648	84,368	108,542
Other payroll related expenses	2,163	6,382	11,558	13,944
General and administrative expenses	5,971	11,371	21,048	34,721

	130,768	238,641	490,135	862,151

Net lease revenue	$473,912	$569,689	$1,437,189	$1,606,530

(Continued)

IEA INCOME FUND XII, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Operating Segment

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

The Partnership derives its revenues from dry cargo and refrigerated containers used by its customers in global trade routes. As of September 30, 2005, the Partnership operated 4,271 twenty-foot, 2,180 forty-foot and 107 forty-foot high-cube marine dry cargo containers, as well as 117 twenty-foot and 13 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2005 and 2004 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Dry cargo containers	$518,810	$662,547	$1,650,694	$2,004,072
Refrigerated containers	85,870	145,783	276,630	464,609

Total	$604,680	$808,330	$1,927,324	$2,468,681

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
Market Overview
     Commencing in 2002, the Partnership’s 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service. Accordingly, the Partnership’s financial condition and results from operations are affected by the impact of market conditions on its remaining on-hire containers, as well as market conditions affecting the Partnership’s off-hire containers, including those affecting the container resale market.
     The container leasing industry continues to operate under the most favorable market conditions in its 35-year-plus history. During 2003 and 2004, industry observers report that global container trade grew by an estimated 8% and 12%, respectively. In comparison, global container trade grew by a modest 3.7% during 2001, a recession year. These favorable conditions contributed to a strong container leasing market, resulting in high levels of demand for existing containers and a decline in off-hire container inventories. During 2005, demand for existing dry cargo containers eased from the levels experienced in 2004 when demand often exceeded supply, resulting in a more balanced leasing market. As a result, utilization of the Partnership’s combined fleet declined to approximately 93.7% at September 30, 2005 when compared to 95.3% at June 30, 2005, still a very favorable level of utilization when compared to historical levels. Forecasts for economic growth and global container trade remain strong and, while 2005 is expected to finish as one of the strongest years for the container leasing industry, growth in these indicators is expected to be at a more moderate pace than that experienced during 2004. This is due to a number of factors, including the effects of increased crude oil prices on the global economy.
     During the three and nine-month periods ending September 30, 2005, high utilization levels continued to contribute to low inventories of off-hire containers as shipping lines employed more leased containers to meet the growth in containerized trade. Declining inventories have also contributed to an increase in the amount of proceeds realized on the sale of used containers, as fewer containers are available at non-factory locations to meet the demand of buyers. The inventory levels experienced during the three and nine-month periods ended September 30, 2005 have generally resulted in substantial decreases in storage and other inventory-related operating expenses. A significant increase in container inventories in future periods may contribute to increases in the Partnership’s storage and related inventory expenses.
     The price of a new 20-foot dry cargo container increased to a peak of $2,300 during the first nine months of 2005 and has declined to approximately $1,700 at the end of September 2005 due to reduced demand for new dry cargo containers, a corresponding buildup of new container inventories at Chinese container factories and a recent decline in the price of Corten steel and other raw materials. The decline in orders for new dry cargo containers was further affected by increased efficiencies by the shipping lines, as well as the fact that ports have avoided the congestion problems that occurred in the U.S. and Europe during 2004. The recent decline in the cost of new dry cargo containers was the first to have occurred in over three years. Container prices continue to be tied to energy costs, steel prices and interest rates, and are subject to fluctuations based on these variables. Although the Partnership may no longer purchase new containers, the price of new containers has indirectly contributed to the Partnership’s results of operations, influencing the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.
     The sale of the Partnership’s off-hire containers, in accordance with one of its aforementioned original investment objectives, has also positively affected the Partnership’s results from operations, contributing to the Partnership’s high utilization levels, minimizing storage and other inventory-related costs incurred for its off-hire containers, as well as realizing favorable sale proceeds from the sale of its containers. During the third quarter of 2005, buyers continued to demand existing, older containers. In many geographical markets, sales prices for used containers increased as inventories of off-hire containers at non-factory locations declined, reducing the available supply of containers eligible for sale. A significant increase in inventory levels in future periods, as well as significant declines in new container prices, could adversely impact sales proceeds realized on the sale of containers.

     The increased trade volumes of recent years have contributed to shortages of both containerships and tonnage capacity. As a result, shipping lines have embarked on a major new shipbuilding program. Industry analysts are expressing concern that the current program of new shipbuilding may create over-capacity within the shipping industry once the new containerships scheduled for delivery during 2006 and 2007 are placed in service. Based on current orders, industry analysts predict that the world’s containership fleet will exceed 10 million TEU by the end of 2007, compared to less than 7 million TEU at the beginning of 2004. Over-capacity may contribute to lower freight rates, resulting in reduced profitability for the shipping lines, that in turn could have adverse implications for container leasing companies.
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

     At September 30, 2005, approximately 42% of the original equipment remained in the Partnership’s fleet, as compared to approximately 51% at December 31, 2004. The following table summarizes the composition of the Partnership’s fleet (based on container type) at September 30, 2005.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	2,208	1,059	80	73	6
Term lease
Short term[1]	643	289	9	10	5
Long term[2]	785	596	12	—	—
Sales-type lease	435	64	—	—	—

Subtotal	4,071	2,008	101	83	11
Containers off lease	200	172	6	34	2

Total container fleet	4,271	2,180	107	117	13

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	9,743	100%	5,426	100%	213	100%	248	100%	309	100%
Less disposals	5,472	56%	3,246	60%	106	50%	131	53%	296	96%

Remaining fleet at September 30, 2005	4,271	44%	2,180	40%	107	50%	117	47%	13	4%

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 30, 2006.

2.	Long term leases represent term leases, the majority of which will expire between October 2006 and December 2010.
Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
     Net lease revenue was $473,912 for the three months ended September 30, 2005 compared to $569,689 for the same period in the prior year. The decrease was primarily due to a $204,419 decline in gross rental revenue (a component of net lease revenue), partially offset by a $73,005 decrease in rental equipment operating expenses, as well as a $34,868 decline in other components of net lease revenue, including management and reimbursable administrative expenses for the three-month period ended September 30, 2005 when compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 7% decrease in the average per-diem rental rate for dry cargo containers, partially offset by an increase in fleet utilization rates, when compared to the same three-month period in the prior year. The Partnership’s average fleet size and utilization rates for the three-month periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended
	September 30,	September 30,
	2005	2004
Fleet size (measured in Twenty-foot equivalent units (TEU))

Dry cargo containers	9,119	11,743
Refrigerated containers	178	419

Average utilization rates
Dry cargo containers	96%	92%
Refrigerated containers	82%	77%
     The decrease in direct operating expenses was attributable to the Partnership’s higher combined utilization rates and its impact on inventory and activity-related expenses such as storage, handling, repair and repositioning expenses. The Partnership also recognized a decrease in the provision for doubtful accounts during the third quarter of 2005 compared to the same period in the prior year.

     Depreciation expense of $372,317 for the three months ended September 30, 2005 declined by $164,938 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $35,088 for the three-month period ended September 30, 2005, an increase of $4,715 or 16% when compared to the same period in 2004, due to an increase in investor communication expenses.
     Net gain on disposal of equipment for the three months ended September 30, 2005 was $39,569, as compared to a net loss of $200,223 for the corresponding period in 2004. The Partnership disposed of 386 containers during the third quarter of 2005, compared to 401 containers during the same three-month period in 2004. The Partnership believes that the net gain on container disposals in the three-month period ended September 30, 2005 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, as well as agreements entered into for the sale of the Partnership’s remaining containers.
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
     Net lease revenue was $1,437,189 for the nine months ended September 30, 2005 compared to $1,606,530 for the same period in the prior year. The decrease was primarily due to a $544,547 decline in gross rental revenue (a component of net lease revenue), partially offset by a $298,338 decrease in rental equipment operating expenses, when compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size, and a 2% decrease in the average per-diem rental rate for dry cargo containers, partially offset by an increase in fleet utilization rates, when compared to the same nine-month period in the prior year. The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Fleet size (measured in Twenty-foot equivalent units (TEU))

Dry cargo containers	9,778	12,274
Refrigerated containers	210	459

Average utilization rates
Dry cargo containers	96%	89%
Refrigerated containers	84%	77%
     The decrease in direct operating expenses was attributable to the Partnership’s higher combined utilization rates and its impact on inventory and activity-related expenses such as storage, handling, repair and repositioning expenses. The Partnership also recognized a decrease in the provision for doubtful accounts during the first nine months of 2005 compared to the same period in the prior year.
     Depreciation expense of $1,197,924 for the nine months ended September 30, 2005 declined by $479,837 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $107,088 for the nine-month period ended September 30, 2005, an increase of $7,512 or 8% when compared to the same period in 2004.

     Net gain on disposal of equipment for the nine months ended September 30, 2005 was $104,993, as compared to a net loss of $456,399 for the corresponding period in 2004. The Partnership disposed of 1,393 containers during the first nine months of 2005, compared to 1,113 containers during the same nine-month period in 2004. The Partnership believes that the net gain on container disposals in the nine-month period ended September 30, 2005 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. The level of the Partnership’s container disposals in subsequent periods, the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, as well as agreements entered into for the sale of the Partnership’s remaining containers, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three and nine-month periods ended September 30, 2005 and 2004.
Liquidity and Capital Resources
     During the Partnership’s first 10 years of operations, the Partnership’s primary objective was to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Partnership relied primarily on container rental receipts to meet this objective as well as to finance current operating needs. No credit lines are maintained to finance working capital. Commencing in 2002, the Partnership’s 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service. Since that time, the Partnership has been actively disposing of its fleet. Cash proceeds from container disposals, in addition to cash from operations, will provide the cash flow for distributions to the limited partners.
     At September 30, 2005, approximately 42% of the original equipment remained in the Partnership’s fleet. The General Partner will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an aggregate amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
     Distributions are paid monthly, based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. At September 30, 2005, the Partnership had $1,521,472 in cash and cash equivalents, a decrease of $601,122 from the cash balances at December 31, 2004. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash from operating, investing and financing activities.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $1,271,993 during the nine months ended September 30, 2005, compared to $1,439,844 for the same nine month period in 2004.
     Cash from Investing Activities: Net cash provided by investing activities was $1,751,928 during the nine months ended September 30, 2005, compared to $1,103,209 in the corresponding period of 2004. These amounts represent sales proceeds generated from the sale of container equipment and payment received from the sales-type lease for the sale of rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $3,625,043 during the nine months ended September 30, 2005 compared to $2,207,594 during the nine months ended September 30, 2004. These amounts represent distributions to the Partnership’s general and limited partners.

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
John Kallas
Chief Financial Officer and
Director of Cronos Capital Corp. (“CCC”)
Principal Financial and Accounting Officer of CCC
Date: November 11, 2005

EXHIBIT INDEX

Exhibit
No.	Description.	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 2, 1991	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 2, 1991, included as part of Registration Statement on Form S-1 (No. 33-42697)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-42697)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.