Form 10-Q
period 2007-09-30
IEA INCOME FUND XII LP
filed 2007-11-13
CIK 879045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

IEA INCOME FUND XII, L.P.
Report on Form 10-Q for the Quarterly Period
Ended September 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are IEA Income Fund XII, L.P.’s (the “Partnership”) condensed balance sheets as of September 30, 2007 and December 31, 2006, condensed statements of operations for the three and nine months ended September 30, 2007 and 2006, and condensed statements of cash flows for the nine months ended September 30, 2007 and 2006, (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2006 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

IEA INCOME FUND XII, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents, includes $681,715 at September 30, 2007 and $826,991 at December 31, 2006 in interest-bearing accounts	$696,715	$841,991

Net lease and other receivables due from Leasing Company	195,707	195,786

Total current assets	892,422	1,037,777

Container rental equipment, at cost	12,499,669	15,591,314
Less accumulated depreciation	(10,893,882)	(12,958,733)

Net container rental equipment	1,605,787	2,632,581

Total assets	$2,498,209	$3,670,358

Partners’ Capital

Partners’ capital (deficit):
General partner	$1,249	$(225,462)
Limited partners	2,496,960	3,895,820

Total partners’ capital	$2,498,209	$3,670,358

The accompanying notes are an integral part of these condensed financial statements.

IEA INCOME FUND XII, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net lease revenue	$174,177	$299,777	$587,049	$928,399

Other operating income (expenses):
Depreciation	(142,419)	(265,193)	(573,335)	(871,497)
Other general and administrative expenses	(32,684)	(50,344)	(128,357)	(133,058)
Net gain on disposal of equipment	135,673	100,080	391,296	271,136

	(39,430)	(215,457)	(310,396)	(733,419)

Income from operations	134,747	84,320	276,653	194,980

Other income:
Interest income	7,555	12,631	25,941	38,580

Net income	$142,302	$96,951	$302,594	$233,560

Allocation of net income (loss):
General partner	$12,384	$100,048	$266,733	$270,760
Limited partners	129,918	(3,097)	35,861	(37,200)

	$142,302	$96,951	$302,594	$233,560

Limited partners’ per unit share of net income (loss)	$0.04	$—	0.01	(0.01)

The accompanying notes are an integral part of these condensed financial statements.

IEA INCOME FUND XII, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Net cash provided by operating activities	$534,677	$880,703

Cash flows from investing activities:
Proceeds from sale of container rental equipment	794,789	1,265,875
Proceeds collected on sales-type lease receivable	—	18,342

Net cash provided by investing activities	794,789	1,284,217

Cash flows from financing activities:
Distributions to general partner	(40,022)	(74,711)
Distributions to limited partners	(1,434,720)	(2,649,836)

Net cash used in financing activities	(1,474,742)	(2,724,547)

Net decrease in cash and cash equivalents	(145,276)	(559,627)

Cash and cash equivalents at the beginning of the period	841,991	1,478,829

Cash and cash equivalents at the end of the period	$696,715	$919,202

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

The Partnership commenced operations on January 31, 1992, when the minimum subscription proceeds of $2,000,000 were obtained. The Partnership offered 3,750,000 units of limited partnership interest at $20 per unit, or $75,000,000. The offering terminated on November 30, 1992, at which time 3,513,594 limited partnership units (“Units”) had been sold.

One of the principal investment objectives of the Partnership was to lease its containers for ten to fifteen years, and then to dispose of them and liquidate. The Partnership has been in operation for over fifteen years. Through occasional sales, retirements and casualty losses, the Partnership had sold or disposed of approximately 78% of its container fleet (measured on a TEU-basis) as of September 30, 2007. With the reduction in the size of the Partnership’s container fleet, the administrative expenses incurred by the Partnership, as a percent of its gross revenues, has increased. For these reasons, CCC, as the general partner, concluded that it would be in the best interest of the Partnership and its limited partners to sell its remaining containers in bulk.

CCC distributed a request for proposal (“RFP”) on September 7, 2007 to various third parties seeking their interest in purchasing the Partnership’s remaining containers. As of August 31, 2007 (the date of the data in the RFP), the Partnership owned 2,466 twenty-foot, 1,054 forty-foot and 61 forty-foot high-cube marine dry cargo containers as well as 44 twenty-foot and 2 forty-foot refrigerated cargo containers.

On October 12, 2007, CCC, on behalf of the Partnership, resolved to sell 3,306 of the Partnership’s remaining containers on November 1, 2007 (the “Container Sale”) to the high bidder for the Partnership’s containers, Dr. John Gayner, a resident of the United Kingdom for $3,390,000 (see Note 6). An affiliate of CCC currently manages 437 TEUs of marine cargo containers for Dr. Gayner. With the completion of this sale of containers, the Partnership has now resolved to wind up and dissolve. CCC will proceed with the orderly liquidation of the Partnership, the payment of its remaining liabilities, and the distribution of the net proceeds of the Partnership’s liquidation to the general and limited partners.

The Partnership will make one liquidating distribution to the limited partners of the Partnership, representing the net proceeds generated from the sale of the Partnership’s containers and the Partnership’s remaining assets, after payment or reservation for payment of the Partnership’s remaining liabilities, in the amount CCC estimates to be $1.19 per Unit. The liquidating distribution is expected to be made on or about November 30, 2007 to limited partners of record on November 1, 2007.

CCC anticipates that the Partnership will complete its liquidation no later than December 31, 2007 and de-register the Partnership’s outstanding limited partnership units under the Securities Exchange Act of 1934, as amended, thereby terminating the Partnership’s obligation to file periodic reports under the Exchange Act with the SEC.
(Continued)

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and regulation S-X, Article 10 under the Securities Exchange Act of 1934 for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s December 31, 2006 Annual Report on Form 10-K.

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
(1) Summary of Significant Accounting Policies (continued)
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

The significant estimates included within the financial statements are the container rental equipment’s estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to evaluate the carrying value of container rental equipment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”).

(e)	Container Rental Equipment

Container rental equipment is depreciated over a 15-year period using the straight-line basis to its salvage value, estimated to be 10% of its original equipment cost. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives and residual values.

In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared annually, or upon material changes in market conditions. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized in the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended September 30, 2007 and 2006.

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
(Continued)

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
(2)	Net Lease and Other Receivables Due from Leasing Company

Net lease and other receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases and sales-type leases to ocean carriers for the containers owned by the Partnership as well as proceeds earned from container disposals. Net lease and other receivables at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
Gross lease and other receivables	$514,712	$523,929
Less:
Direct operating payables and accrued expenses	143,262	180,112
Base management fees payable	12,840	208
Reimbursed administrative expenses	5,348	6,310
Allowance for doubtful accounts	157,555	141,513

	319,005	328,143

Net lease and other receivables	$195,707	$195,786

(Continued)

IEA INCOME FUND XII, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue

Net lease revenue is recorded by the Partnership in each period based upon its leasing agent agreement with the Leasing Company. Net lease revenue is generally dependent upon operating lease rentals from operating lease agreements and sales-type lease agreements between the Leasing Company and its various lessees, less direct operating expenses, management fees and reimbursed administrative expenses incurred in respect of the containers specified in each operating lease agreement. Net lease revenue for the nine-month periods ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Rental revenue	$253,963	$348,598	$819,071	$1,194,736
Interest income from sales-type lease	—	—	—	185

	253,963	348,598	819,071	1,194,921

Less:
Rental equipment operating expenses	50,234	4,262	131,435	106,614
Base management fees	15,757	25,647	54,614	85,031
Reimbursed administrative expenses
Salaries	10,211	13,965	32,008	54,044
Other payroll related expenses	1,018	962	4,711	6,827
General and administrative expenses	2,566	3,985	9,254	14,006

Total reimbursed administrative expenses	13,795	18,912	45,973	74,877

	79,786	48,821	232,022	266,522

Net lease revenue	$174,177	$299,777	$587,049	$928,399

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
(Continued)

IEA INCOME FUND XII, L.P.
Notes to Unaudited Condensed Financial Statements
(4)	Operating Segment (continued)

The Partnership derives revenues from marine dry cargo and refrigerated containers used by its customers in global trade routes. As of September 30, 2007, the Partnership operated 2,428 twenty-foot, 1,032 forty-foot and 61 forty-foot high-cube marine dry cargo containers, as well as 41 twenty-foot and two forty-foot marine refrigerated containers. A summary of gross lease revenue earned by the Leasing Company on behalf of the Partnership, by product, for the three and nine-month periods ended September 30, 2007 and 2006 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Dry cargo containers	$229,133	$301,752	$734,485	$1,041,779
Refrigerated containers	24,830	46,846	84,586	153,142

Total	$253,963	$348,598	$819,071	$1,194,921

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”
(5)	The Cronos Group

At a special meeting held August 1, 2007, the shareholders of The Cronos Group (“CGH”), a Luxembourg holding company, approved the Asset Purchase Agreement with CRX Acquisition Ltd., a Bermuda exempted company (“CRX”) and FB Transportation Capital LLC, a Delaware limited liability company (“FB Transportation”) and the transactions contemplated thereunder, including CGH’s dissolution and liquidation. Under the terms of the Asset Purchase Agreement, and subject to the conditions stated therein, CGH agreed to sell all of its assets to CRX and CRX agreed to assume all of CGH’s liabilities. Closing of the sale of CGH’s assets and liabilities to CRX occurred later that same day. The container leasing business of CGH will be continued by CRX as a private company. Management of CGH, which includes members of the management of CCC, are continuing as management of CRX and acquired an equity interest in CRX. CCC is now an indirect subsidiary of CRX.

(6)	Subsequent Event

On October 12, 2007, CCC, on behalf of the Partnership, resolved to sell 3,306 of the Partnership’s remaining containers on November 1, 2007 to a third party for the amount of $3,390,000. At September 30, 2007, the net book value of these containers was $1,518,375. The Partnership reported this sale and the related purchase agreement as part of its November 1, 2007 Report on Form 8-K to the SEC.

With the completion of this sale of containers, the Partnership has now resolved to wind up and dissolve. See Note 1(a), herein, for further discussions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2006 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Market Overview
     The demand for containerized trade remained favorable during the first nine months of 2007, despite continued declines in the GDP growth rate for most developed countries during the same period, and the recent credit and liquidity challenges experienced by the US and European financial markets. World containerized trade growth is forecasted to grow between 9% and 10% during 2007, indicating that globalization of the supply chain and trade liberalization have greatly stimulated the demand for containerized transport. Also contributing to the demand has been the inability of the shipping industry infrastructure to handle the increase in containerized trade, resulting in port and rail congestion, and ultimately longer turnaround times for ships and containers. As a result, the shipping lines have reduced their redeliveries of on-hire containers and have increasingly looked to container leasing in order to supplement their owned fleets of containers.
     Utilization for the Partnership’s dry cargo container fleet averaged 97% and 96% for the three and nine-month periods ended September 30, 2007. In comparison, dry cargo container utilization rates averaged 96% and 93% for both the three and nine-month periods ended September 30, 2006, respectively. The utilization rate for the Partnership’s refrigerated container fleet averaged 88% and 80% for the three and nine-month periods ended September 30, 2007, respectively. In comparison, refrigerated container utilization rates for the three and nine-month periods ended September 30, 2006 averaged 82% and 80%, respectively.
     The average per-diem rate for the Partnership’s dry cargo containers decreased approximately 15% and 12% for the three and nine-month periods ending September 30, 2007, when compared to the same periods in the prior year. The average per-diem rate for the Partnership’s refrigerated cargo containers during the three and nine-month periods ending September 30, 2007 decreased approximately 9% and 8%, respectively, when compared to the same periods in the prior year. The lease market for the Partnership’s older containers continues to be very competitive and, therefore, subject to significant pricing pressures. Unlike dry cargo containers, the refrigerated containers are built for specific market demands. As such, the markets for the leasing of refrigerated containers are narrower than the market for dry cargo containers and are subject to different trends and fluctuations than the dry cargo container market.
     The sale of the Partnership’s off-hire containers is in accordance with one of the Partnership’s original investment objectives, which was to realize the residual value of its containers after the expiration of their useful lives, estimated to be between 12 and 15 years after placement in service. The sale of these containers has positively affected the Partnership’s results from operations and minimized storage and other inventory-related costs incurred for its off-hire containers. The secondary market demand for used containers remained favorable during the three and nine month periods ending September 30, 2007, resulting indirectly from the current price level for new cargo containers, as well as the demand for older, existing containers. Changes in future inventory levels, as well as significant fluctuations in new container prices, could adversely affect sales proceeds realized on the sale of the Partnership’s remaining containers.
     The price of a new twenty-foot dry cargo container varied during 2006, ending the year at approximately $2,000, an increase from approximately $1,500 at the beginning of the year. By the end of the third quarter of 2007, new twenty-foot dry cargo container prices fluctuated to $1,850. The volatility in new container pricing is expected throughout the remainder of 2007. Although the Partnership no longer purchases new containers, the price and production levels of new containers indirectly contributed to the Partnership’s results of operations by influencing the available supply of containers and utilization, the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.

     The Partnership’s primary lessees, the shipping lines, experienced a substantial decline in profits during 2006, as additional cargo capacity created by the delivery of new containerships resulted in a corresponding decline in freight rates. A significant number of new containerships built under various shipbuilding programs were delivered during 2006, producing an additional slot capacity of 1.85 million TEU (twenty-foot equivalent unit), an increase of approximately 55% from 2005. During 2007, supply and demand fundamentals are reported to be in favor of the shipping lines, with average containership utilization within the dominant shipping routes reported at a favorable 90%. These factors have contributed an improvement in the financial condition and operating performance of the shipping lines. Despite the improvement, the shipping lines remain challenged by downward pressures on freight rates and the continued expansion of cargo capacity. Containership capacity is forecasted to increase by approximately 47% by December 31, 2009, renewing capacity concerns for the shipping industry. The financial performance of shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience financial difficulties, consolidate, or become insolvent, while others prosper. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers.
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

     At September 30, 2007, approximately 22% of the original equipment remained in the Partnership’s fleet, compared to approximately 27% at December 31, 2006. The following table summarizes the composition of the Partnership’s fleet (based on container type) at September 30, 2007.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	1,348	491	41	27	2
Term lease
Short term[1]	423	120	7	5	—
Long term[2]	566	350	8	—	—
Sales-type lease	1	8	—	7	—

Subtotal	2,338	969	56	39	2
Containers off lease	90	63	5	2	—

Total container fleet	2,428	1,032	61	41	2

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 2008.

2.	Long term leases represent term leases, the majority of which will expire between October 2008 and December 2011.

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	9,743	100%	5,426	100%	213	100%	248	100%	309	100%
Less disposals	7,315	75%	4,394	81%	152	71%	207	83%	307	99%

Remaining fleet at September 30, 2007	2,428	25%	1,032	19%	61	29%	41	17%	2	1%

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
     Net lease revenue was $174,177 for the three months ended September 30, 2007 compared to $299,777 for the same period in the prior year. This decline was primarily due to a $94,635 decrease in gross rental revenue (a component of net lease revenue) when compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 15% decline in the dry cargo container per-diem rental rates. The decline in net rental revenue was also due to an increase in rental equipment operating expenses (a component of net lease revenue) of $45,972. This increase in rental equipment operating expenses was attributable to an increase in both activity-related expense and the provision for doubtful accounts. The Partnership’s average fleet size and utilization rates for the three-month periods ended September 30, 2007 and 2006 were as follows:

	Three Months Ended
	September 30,	September 30,
	2007	2006
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	4,770	6,210
Refrigerated containers	50	90

Average utilization rates
Dry cargo containers	97%	96%
Refrigerated containers	88%	82%
     Depreciation expense of $142,419 for the three months ended September 30, 2007 declined by $122,774 when compared to the corresponding period in 2006, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $32,684 for the three-month period ended September 30, 2007, a decrease of $17,660, or 35% when compared to the same period in 2006, due primarily to a decrease in professional fees for third-party investor administration services and bank service charges.

     Net gain on disposal of equipment for the three months ended September 30, 2007 was $135,673, compared to a net gain of $100,080 for the corresponding period in 2006. The Partnership disposed of 239 containers, compared to 276 containers during the same three-month period in 2006. The Partnership continued to dispose of additional containers during 2007 in response to its original investment objective, to realize the residual value of its containers after the expiration of their useful lives. The net gain on container disposals in the three-month period ended September 30, 2007 was a result of the various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed.
     On November 1, 2007, the Partnership completed the sale of 3,306 remaining containers as discussed in the following Liquidity and Resources section. This container sale will be the primary contributing factor to net gain or loss on disposals in the subsequent quarter. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended September 30, 2007 and 2006.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
     Net lease revenue was $587,049 for the nine months ended September 30, 2007 compared to $928,399 for the same period in the prior year. This decline was primarily due to a $375,850 decrease in gross rental revenue (a component of net lease revenue), when compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 12% decline in the dry cargo per-diem rental rates. The decline in net rental revenue was also due to an increase in rental equipment operating expenses (a component of net lease revenue) of $24,822. This increase in rental equipment operating expenses was attributable to an increase in both activity-related expenses and the provision for doubtful accounts. The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	5,117	7,034
Refrigerated containers	61	103

Average utilization rates
Dry cargo containers	96%	93%
Refrigerated containers	80%	80%
     Depreciation expense of $573,335 for the nine months ended September 30, 2007 declined by $298,162 when compared to the corresponding period in 2006, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $128,357 for the nine-month period ended September 30, 2007, a decrease of $4,701 or 4% when compared to the same period in 2006, due primarily to higher professional fees for third-party investor administration and audit services offset by a decrease in bank service charges.
     Net gain on disposal of equipment for the nine months ended September 30, 2007 was $391,296, as compared to a net gain of $271,136 for the corresponding period in 2006. The Partnership disposed of 760 containers during the first nine months of 2007, compared to 1,680 containers during the same nine-month period in 2006. The Partnership continued to dispose of additional containers during 2007 in response to its original investment objective, to realize the residual value of its containers after the expiration of their useful lives. The net gain on container disposals in the nine-month period ended September 30, 2007 was a result of various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. There was no reduction to the carrying value of container rental equipment due to impairment during the nine-month periods ended September 30, 2007 and 2006.

Liquidity and Capital Resources
     During the Partnership’s first 10 years of operations, the Partnership’s primary objective was to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Partnership relied primarily on container rental receipts to meet this objective as well as to finance current operating needs. No credit lines are maintained to finance working capital. Commencing in 2002, the Partnership’s 11th year of operations, the Partnership entered its liquidation phase and began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be 15 years after placement in leased service. At September 30, 2007, the Partnership had been in operation for over 15 years, and had sold or disposed of approximately 78% of its container fleet (measured on a TEU basis). With the reduction in the size of the Partnership’s container fleet, the administrative expenses incurred by the Partnership, as a percent of its gross revenues, has increased. For these reasons, CCC, as the general partner, concluded that it would be in the best interest of the Partnership and its limited partners to sell its remaining containers in bulk.
     CCC distributed a request for proposal (“RFP”) on September 7, 2007 to various third parties seeking their interest in purchasing the Partnership’s remaining containers. As of August 31, 2007 (the date of the data in the RFP), the Partnership owned 2,466 twenty-foot, 1,054 forty-foot and 61 forty-foot high-cube marine dry cargo containers as well as 44 twenty-foot and 2 forty-foot refrigerated cargo containers. CCC distributed the RFP to 19 parties, including competitors of CCC and the Leasing Company in the container leasing business. Nine parties submitted proposals to purchase the Partnership’s remaining containers. CCC selected the three highest bidders to conduct final due diligence and to submit a final and best bid by the close of business on October 12, 2007. After completion of due diligence, the high bidder for the Partnership’s remaining containers was Dr. John Gayner, a resident of the United Kingdom. An affiliate of CCC currently manages 437 TEUs of marine cargo containers for Dr. Gayner. Dr. Gayner’s final bid for the Fund’s remaining containers was $1,000 per dry cargo container and $3,000 per refrigerated container, equivalent to $3,719,000, based on the Fund’s August 31, 2007 fleet size and subject to adjustment for certain containers not readily saleable and disposals of containers prior to the date of closing. The net book value of the Fund’s remaining containers at August 31, 2007 was $1,682,801.
     On October 12, 2007, CCC, on behalf of the Partnership, resolved to sell 3,306 of the Partnership’s remaining containers on November 1, 2007 to a third party, for the amount of $3,390,000. The Partnership reported this sale and the related purchase agreement as part of its November 1, 2007 Report on Form 8-K to the SEC.
     With the completion of this sale of containers, the Partnership has now resolved to wind up and dissolve. CCC will proceed with the orderly liquidation of the remaining assets of the Partnership, with the proceeds thereof distributed as follows: (i) all of the Partnership’s debts and liabilities to persons other than CCC or the limited partners shall be paid and discharged; (ii) all of the Partnership’s debts and liabilities to CCC and the limited partners shall be paid and discharged; and (iii) the balance of such proceeds shall be distributed to CCC and the limited partners in accordance with the positive balances of CCC and the limited partners’ capital accounts. CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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

     The Partnership will make one liquidating distribution to the limited partners of the Partnership, representing the net proceeds generated from the sale of the Partnership’s containers and the Partnership’s remaining assets, after payment or reservation for payment of the Partnership’s remaining liabilities, in the amount CCC estimates to be $1.19 per Unit. The liquidating distribution is expected to be made on or about November 30, 2007 to limited partners of record on November 1, 2007.
     CCC anticipates that the Partnership will complete its liquidation no later than December 31, 2007 and de-register the Partnership’s outstanding limited partnership units under the Securities Exchange Act of 1934, as amended, thereby terminating the Partnership’s obligation to file periodic reports under the Exchange Act with the SEC. .
     At September 30, 2007, the Partnership had $696,715 in cash and cash equivalents, a decrease of $145,276 from cash balances at December 31, 2006. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds. At September 30, 2007, the Partnership had an additional $30,000 as part of its working capital for estimated expenses related to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $534,677 during the nine months ended September 30, 2007, compared to $880,703 for the same nine-month period in 2006.
     Cash from Investing Activities: Net cash provided by investing activities was $794,789 during the nine months ended September 30, 2007, compared to $1,284,217 in the corresponding period of 2006. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $1,474,742 during the nine months ended September 30, 2007, compared to $2,724,547 during the nine months ended September 30, 2006. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
Critical Accounting Policies
     The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three policies as being significant because they require the Partnership to make subjective and/or complex judgments about matters that are inherently uncertain. These policies include the following:
•	Container equipment — depreciable lives and residual values

•	Container equipment — recoverability and valuation in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”

•	Allowance for doubtful accounts
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
     There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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

Date: November 13, 2007

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